Form 10-Q
period 2000-03-31
CE GENERATION LLC
filed 2000-05-15
CIK 1097322

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                      For the quarter ended March 31, 2000

                          Commission File No. 333-89521

                               CE Generation, LLC.

             (Exact name of registrant as specified in its charter)

             Delaware                                          47-0818523
         -----------------                                  -------------
         (State or other jurisdiction of                    (I.R.S. Employer
         Incorporation or organization)                     Identification No.)

         302 South 36th Street, Suite 400 Omaha, NE         68131
         ------------------------------------------         -----
         (Address of principal executive offices)        (Zip Code)

       Registrant's telephone number, including area code: (402) 341-4500
                                                           --------------

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

                                 Yes X No _____

         The members equity accounts are held 50% by MidAmerican Energy Holdings Company and 50% by El Paso CE Generation Holding Company as of April 30, 2000.

                                TABLE OF CONTENTS

Part I ........................................................................1
  Financial Statements.........................................................1
  Management's Discussions and Analysis of Financial Condition and
        Results of Operations..................................................7

Part II.......................................................................13
  Item 1.    Legal Proceedings................................................13
  Item 2.    Changes in Securities and Use of Proceeds........................13
  Item 3.    Defaults on Senior Securities ...................................13
  Item 4.    Submission of matters to a vote of Security Holders..............13
  Item 5.    Other Information ...............................................13
  Item 6.    Exhibits and reports on Form 8-K.................................13

Signatures....................................................................14

Exhibit Index ................................................................15

                         INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors
CE Generation, LLC

        We have reviewed the accompanying consolidated balance sheet of CE Generation, LLC (the "Company") as of March 31, 2000, and the related consolidated statements of operations and cash flows for the three months ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

        We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

        Based on our review, we are not aware of any material modifications that should be made to such financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

        We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheets of CE Generation, LLC as of December 31, 1999, and the related statements of operations, members' equity and cash flows for the year then ended (not presented herein); and in our report dated January 25, 2000 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP
Omaha, Nebraska
April 21, 2000

                       CE GENERATION, LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in Thousands)
                                                                        March 31,            December 31,
                                                                         2000                     1999
                                                                    ---------------         --------------
                                                                                             (unaudited)
 ASSETS
 Cash and cash equivalents                                      $         55,427          $         29,120
 Restricted cash                                                          13,139                     6,776
 Accounts receivable                                                      39,434                    40,688
 Prepaid expenses and other assets                                        46,687                    30,195
 Due from affiliates                                                       3,828                     3,794
 Deferred income taxes                                                     9,256                     9,256
                                                                ----------------          ----------------
 Total current assets                                                    167,771                   119,829

 Restricted cash                                                          21,596                    25,836
 Properties, plants, contracts and equipment, net                      1,370,523                 1,017,342
 Equity investments                                                          ---                   118,637
 Excess of cost over fair value of net assets acquired,
   net                                                                   283,490                   285,888
 Note receivable from related party                                      140,520                   140,520
 Deferred financing charges and other assets                              17,275                    17,359
                                                                ----------------          ----------------
 Total assets                                                   $      2,001,175          $      1,725,411
                                                                ================          ================

 LIABILITIES AND EQUITY
 Liabilities:
 Accounts payable and other accrued liabilities                 $         65,809          $         41,314
 Current portion of long term debt                                        62,570                    51,520
                                                                ----------------          ----------------
 Total current liabilities                                               128,379                    92,834

 Project loan                                                            223,436                    60,173
 Salton Sea notes and bonds                                              543,948                   543,948
 Senior secured bonds                                                    389,600                   389,600
 Deferred income taxes                                                   246,674                   246,576
                                                                ----------------          ----------------
 Total liabilities                                                     1,532,037                 1,333,131
 Minority interest                                                        74,892                       ---
 Commitments and contingencies (Note 3)
 Members equity                                                          394,246                   392,280
                                                                ----------------          ----------------

 Total liabilities and equity                                   $      2,001,175          $      1,725,411
                                                                ================          ================

   The accompanying notes are an integral part of these financial statements.

                       CE GENERATION, LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Amounts in Thousands)
                                   (Unaudited)

                                                          Three Months Ended
                                                                March 31,

                                                        2000              1999
                                                        ----              ----

 Revenue:

 Sales of electricity and steam                 $      91,977     $      68,661

 Equity earnings in subsidiaries                          ---             6,202

 Interest and other income                              2,493             8,102
                                                -------------     -------------

 Total revenues                                        94,470            82,965



 Cost and Expenses:

 Plant operations                                      47,619            26,797

 General and administrative                               977             1,099

 Depreciation and amortization                         19,375            14,452

 Interest expense                                      22,395            18,504

 Less interest capitalized                             (2,351)             (400)
                                                -------------     -------------

 Total expenses                                        88,015            60,452
                                                -------------     -------------



 Income before provision for income taxes               6,455            22,513

 Provision for income taxes                               388             7,886
                                                -------------     -------------

 Income before minority interest and extraordinary item 6,067            14,627

 Minority interest                                      4,101               ---
                                                -------------     -------------

 Income before extraordinary item                       1,966            14,627

 Extraordinary item, net of tax                           ---           (17,478)
                                                -------------     --------------

 Net income (loss)                              $       1,966     $      (2,851)
                                                =============      =============



   The accompanying notes are an integral part of these financial statements.

                       CE GENERATION, LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)
                                                                   Three Months Ended
                                                                         March 31,
                                                                  2000              1999
                                                                  ----              ----
 Cash flows from operating activities:
 Net income (loss)                                       $       1,966     $      (2,851)
 Adjustments to reconcile to cash flows from
     operating activities:
 Extraordinary item, net of tax                                    ---            17,478
 Depreciation and amortization                                  19,375            14,452
 Provision for deferred income taxes                                98             2,791
 Distribution from equity investments in excess of
     equity earnings                                               ---             2,340
 Distributions to minority interest in excess of income         (1,615)              ---
 Changes in other items:
 Accounts receivable                                            16,353            22,246
 Due from affiliates                                            (2,268)           (7,065)
 Accounts payable and other accrued liabilities                 15,302            16,610
 Other assets                                                  (10,180)           19,908
                                                         --------------    -------------

 Net cash flows from operating activities                       39,031            85,911

 Cash flows from investing activities:

 Capital expenditures                                          (20,823)          (52,670)
 Consolidation of equity investment's cash                       2,559               ---
 Decrease (increase) in restricted cash                         11,718           (25,224)
                                                         -------------     --------------

 Net cash flows from investing activities                       (6,546)          (77,894)

 Cash flows from financing activities:

 Proceeds from Senior Secured bonds                                ---           400,000
 Repayment of note payable to related party                        ---          (269,300)
 Repayment of project loans                                     (6,784)           (3,567)
 Distributions to MEHC, net of advances                            ---          (122,080)
 Decrease in restricted cash                                       606            21,096
                                                         -------------     -------------

 Net cash flows from financing activities                       (6,178)           26,149
                                                         --------------    -------------

 Net increase in cash and cash equivalents                      26,307            34,166
 Cash and cash equivalents at beginning of period               29,120            25,774
                                                         -------------     -------------

 Cash and cash equivalents at end of period              $      55,427     $      59,940
                                                         =============     =============
 Supplemental disclosure:
 Interest paid                                           $       6,079     $       9,425
                                                         =============     =============
 Income taxes paid                                       $          46     $         505
                                                         =============     =============

See  note  2  regarding   conversion  of  Saranac  from  equity   investment  to
consolidated subsidiary.

   The accompanying notes are an integral part of these financial statements.

                       CE GENERATION, LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General:

         In the opinion of the management of CE Generation, LLC the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2000 and the results of operations and cash flows for the three months ended March 31, 2000 and 1999. The results of operations for the three months ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

         The  unaudited   combined   financial   statements  shall  be  read  in
conjunction with the financial statements included in CE Generation, LLC's annual report on Form 10-K for the year ended December 31, 1999.

2. Equity Investment in Saranac:

         CE Generation indirectly holds noncontrolling general and limited partnership interests in Saranac Power Partners, L.P. ("Saranac") which was formed to build, own and operate natural gas fired combined cycle cogeneration facilities. Under the Saranac partnership agreement, the economic interests of the partners flip after certain limited partners achieve fixed rates of return. In January 2000, TPC Saranac, a limited partner, achieved an after tax return of 8.35%. Following this achievement, CE Generation's economic interest in the partnership is approximately 64%. Effective January 2000, the Saranac Project investment is no longer reported as an equity investment but is fully consolidated into CE Generation financial results. The following is summarized financial information for Saranac as of December 31, 1999:

Cash and investments                    $2,559
Restricted cash                          7,223
Accounts receivable                     15,099
Property, plant and equipment, net     349,105
Other assets                            13,683

Current liabilities                      9,022
Project loans                          181,108
Due to affiliates                        2,223
Total equity                           195,316

         CE Generation will have an approximate 80% economic interest in the partnership after General Electric Capital Company, another Saranac limited partner, achieves an after tax return of approximately 7.252%.

3. Commitments and Contingencies

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

         In February 1998, Del Ranch and Elmore ("plaintiffs") filed an action for breach of contract, fraud and unlawful discrimination relating to the long-term contracts between plaintiffs and Edison for purchase and sale of geothermal power. Among other claims, plaintiffs contend that Edison failed to pay the correct "forecast" price for energy purchased from plaintiffs during 1998. Plaintiffs seek compensatory damages of about $6 million and additional punitive damages. Edison's demurrer to the frauds claim was recently overruled by the Superior Court. In September 1999, the plaintiffs settled with Edison for approximately $3.7 million including accrued interest, subject to approval by the California Public Utilities Commission.

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

4. Subsequent Event:

         On April 11, 2000, Yuma Cogeneration Associates ("YCA") and San Diego Gas and Electric Company ("SDG&E") entered into a termination agreement for the termination of the Standard Offer No. 2 Power Purchase with a Firm Capacity Qualifying Facility ("YCA PPA"), subject to the approval of the California Public Utilities Commission ("CPUC"). If CPUC approval is received, an affiliate of El Paso Energy Corporation ("El Paso") has agreed to purchase the Project.

Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following is management's discussion and analysis of significant factors which have affected CE Generation, LLC ("CE Generation" or the "Company") financial condition and results of operations during the periods included in the accompanying statements of operations. The Company's actual results in the future could differ significantly from the historical results.

Recent Events

         Effective January 2000, CE Generation's economic ownership in the Saranac Project increased to approximately 64%. This increase resulted from TPC Saranac achieving an after tax return of 8.35%. This achievement resulted in lower cash flows to TPC Saranac and higher cash flows to CE Generation. Due to the increased ownership, the project is now fully consolidated into CE Generation's results of operations. The project was previously accounted for as an equity investment.

Business

         MidAmerican completed a strategic restructuring in conjunction with its acquisition of MHC Inc. (formerly MidAmerican Energy Holdings Company) in which MidAmerican's common stock interests in Magma Power Company ("Magma"), Falcon Seaboard Resources, Inc. ("FSRI") and CalEnergy Development Company ("CEDC"), and their subsidiaries (which own the geothermal and natural gas-fired combined cycle cogeneration facilities described below), were contributed by MidAmerican to CE Generation. This restructuring was completed in February 1999.

         The consolidated financial statements reflect the consolidated financial statements of Magma and subsidiaries (excluding wholly-owned subsidiaries retained by MidAmerican), FSRI and subsidiaries and Yuma Cogeneration Associates ("YCA"), each a wholly-owned subsidiary. The consolidated financial statements present CE Generation's financial position, results of operations and cash flows as if CE Generation were a separate legal entity for all periods presented. The basis in assets and liabilities have been carried over from MidAmerican. All material intercompany transactions and balances have been eliminated in consolidation.

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

         The Vulcan Project, Del Ranch Project, Elmore Project, Leathers Project and CE Turbo Project are referred to as the Partnership Projects. The Salton Sea I Project, Salton Sea II Project, Salton Sea III Project, Salton Sea IV Project and Salton Sea V Project are referred to as the Salton Sea Projects. The Partnership Projects and the Salton Sea Projects are collectively referred to as the Imperial Valley Projects. The Power Resources Project, Yuma Project and Saranac Project are collectively referred to as the Gas Projects.

Factors Affecting Results of Operations

         The capacity factor for a particular project is determined by dividing total quantity of electricity sold by the product of the project's capacity and the total hours in the year. The capacity factors for Vulcan Project, Hoch (Del Ranch) Project, Elmore Project and Leathers Project plants are based on capacity amounts of 34, 38, 38 and 38 net megawatts, respectively. The capacity factors for Salton Sea Unit I Project, Salton Sea Unit II Project, Salton Sea Unit III Project and Salton Sea Unit IV Project plants are based on capacity amounts of 10, 20, 49.8 and 39.6 net megawatts, respectively. The capacity factors for the Saranac Project, Power Resources Project and Yuma Project plants are based on capacity amounts of 240, 200 and 50 net megawatts, respectively. Each plant possesses an operating margin which allows for production in excess of the amount listed above. Utilization of this operating margin is based upon a variety of factors and can be expected to vary throughout the year under normal operating conditions. The amount of revenues received by these projects is affected by the extent to which they are able to operate and generate electricity. Accordingly, the capacity and capacity factor figures provide information on operating performance that has affected the revenues received by these projects.

Power Purchase Agreements

         Imperial Valley Projects. The operating Partnership Projects sell all electricity generated by the respective plants under four long-term SO4 Agreements between the Partnership Projects and Southern California Edison Company ("Edison"). These SO4 Agreements provide for capacity payments, capacity bonus payments and energy payments. Edison makes fixed annual capacity and capacity bonus payments to the Partnership Projects to the extent that capacity factors exceed benchmarks set forth in the agreements. The price for capacity and capacity bonus payments is fixed for the life of the SO4 Agreements. Energy is sold at increasing scheduled rates for the first ten years after firm operation and thereafter at rates based on the cost that Edison avoids by purchasing energy from the Imperial Valley Partnership Projects instead of obtaining the energy from other sources.

         The scheduled energy price periods of the Partnership Projects' long-term agreements extended until February 1996, December 1998, December 1998 and December 1999 for each of the Vulcan Project, Del Ranch Project, Elmore Project and Leathers Project, respectively. For 2000, the Partnership Projects are receiving Edison's avoided cost of energy pursuant to their respective SO4 Agreements.

         Salton Sea Unit I Project sells electricity to Edison under a 30-year negotiated power purchase agreement, which provides for capacity and energy payments. The energy payment is calculated using a base price which is subject to quarterly adjustments based on a basket of indices. The time period weighted average energy payment for Salton Sea Unit I was 5.4 cents per kilowatt-hour during the three months ended March 31, 2000. As the Salton Sea Unit I Power Purchase Agreement ("PPA") is not a SO4 Agreement, the energy payments do not revert to payments based on the cost that Edison avoids by purchasing energy from Salton Sea Unit I instead of obtaining the energy from other sources. The capacity payment is approximately $1.1 million per annum.

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

         For the three months ended March 31, 2000, Edison's average price paid for energy was 3.2 cents per kilowatt-hour. Estimates of Edison's future avoided cost of energy vary substantially from year to year. The Company cannot predict the likely level of energy prices under the SO4 Agreements and the modified SO4 Agreements at the expiration of the scheduled payment periods. If the Leathers Project received avoided cost of energy rates in 1999 rather than the contract energy prices, revenues would have decreased from $13.8 million to $2.7 million in the three month period ended March 31, 1999.

         Gas Projects. The Saranac Project sells electricity to NYSEG under the Saranac PPA, which provides for capacity and energy payments. Capacity payments, which for the three months ended March 31, 2000 totaled 2.5 cents per kilowatt-hour, are received for electricity produced during "peak hours" as defined in the Saranac PPA and escalate at approximately 4.1% annually for the remaining term of the contract. Energy payments, which averaged 7.2 cents per kilowatt-hour for the three months ended March 31, 2000, escalate at approximately 4.4% annually for the remaining term of the Saranac PPA. The Saranac PPA expires in June of 2009.

         The Power Resources Project sells electricity to Texas Utilities Electric Company under the Power Resources PPA, which provides for capacity and energy payments. Capacity payments and energy payments, which for the three months ended March 31, 2000 were $3.4 million per month and 3.3 cents per kilowatt-hour, respectively, escalate at 3.5% annually for the remaining term of the Power Resources PPA. The Power Resources PPA expires in September 2003.

         The Yuma Project sells electricity to San Diego Gas & Electric Company ("SDG&E") under the Yuma PPA. The energy is sold at a price based on the cost that SDG&E avoids by purchasing energy from the Yuma Project instead of obtaining the energy from other sources and the capacity is sold to SDG&E at a fixed price for the life of the Yuma PPA. The power is delivered to SDG&E over transmission lines constructed and owned by Arizona Public Service Company ("APS"). On April 11, 2000, Yuma Cogeneration Associates ("YCA") and San Diego Gas and Electric Company ("SDG&E") entered into a termination agreement for the termination of the Standard Offer No. 2 Power Purchase with a Firm Capacity Qualifying Facility ("Yuma PPA"), subject to the approval of the California Public Utilities Commission ("CPUC"). If CPUC approval is received, an affiliate of El Paso Energy Corporation ("El Paso") has agreed to purchase the Project.

Results of Operations

         Sales of electricity and steam increased to $92 million for the three months ended March 31, 2000 from $68.7 million for the same period in 1999, a 34% increase. $43.4 million of this increase was a result of a change in ownership of the Saranac Project, which resulted in full consolidation of the Project's financial results versus equity accounting in 1999. This increase was partially offset by the expiration of fixed price periods for the Salton Sea Unit III and Leathers Projects and reduced production at the Imperial Valley Projects.

         The following operating data represents the aggregate capacity and electricity production of the Imperial Valley Projects:

                                                     Three Months Ended
                                                          March 31,
                                                    2000           1999

Overall capacity factor                            65.5%          96.5%
Megawatt-hours produced                           382,500        557,500
Capacity (net megawatts)(average)                  267.4          267.4

         The overall capacity factor for the Salton Sea Projects decreased for the three months ended March 31, 2000 compared to the same period in 1999 due to the scheduled but more extensive overhauls in 2000 than in 1999.

         The following operating data represents the aggregate capacity and electricity production of the Gas Projects:

                                                    Three Months Ended
                                                          March 31,
                                                     2000           1999

Overall capacity factor                             90.1%          84.6%
Megawatt-hours produced                            964,351      1,041,024
Capacity (net megawatts)(weighted average)           490            570

         The overall capacity factor of the Gas Projects reflects the effect of contractual curtailments. The capacity factors adjusted for these contractual curtailments during the three months ended March 31, 2000 and 1999 were 98.0% and 94.9%, respectively. The decrease in overall capacity is due to the transfer of the NorCon Project to GE Capital in December 1999.

         The decrease in equity earnings of subsidiaries for the three months ended March 31, 2000 to $0 from $6.2 million for the same period in 1999, reflects the change in the reporting of Saranac Project results from the equity method in 1999 to full consolidation in 2000.

         Interest and other income decreased to $2.5 million during the three months ended March 31, 2000 from $8.1 million for the same period in 1999. This decrease is primarily the result of the recognition of East Mesa royalty income in the first quarter of 1999.

         Plant operating expenses increased during the three months ended March 31, 2000 to $47.6 million from $26.8 million for the same period in 1999. These costs include operating, maintenance, resource, fuel and other plant operating expenses. The increase was primarily due to fully consolidating the Saranac Project results versus equity reporting in 1999.

         General and administrative expenses decreased to $1.0 million during the three months ended March 31, 2000 from $1.1 million for the same period in 1999. These costs include administrative services provided to CE Generation, including executive, financial, legal, tax and other corporate functions.

         Depreciation and amortization increased to $19.4 million during the three months ended March 31, 2000 from $14.5 million for the same period in 1999. The increase was primarily due to the full consolidation of the Saranac Project results in 2000, partially offset by reduced step up depreciation after the end of the fixed price periods for the Leathers and Salton Sea Unit III Projects as a result of greater value being assigned to the scheduled price periods for the contracts relating to these projects at the time of acquisition.

         Interest expense, less amounts capitalized, increased during the three months ended March 31, 2000 to $20.0 million from $18.1 million for the same period in 1999. The increase resulted from CE Generation's issuance of the senior secured notes in March of 1999 and the consolidation of Saranac's interest expense. These variances were partially offset by lower interest expense resulting from the paydown of Salton Sea Funding Corporation and Power Resources Project debt and higher capitalized interest due to the continued construction of Salton Sea Unit V.

         The provision for income taxes decreased to $.4 million during the three months ended March 31, 2000 from $7.9 million for the same period in 1999. The changes from year to year in the effective rate are due primarily to the generation and utilization of energy tax credits and depletion deductions.

         The extraordinary item of $17.5 million in 1999 reflects the premium paid and deferred finance costs associated with the repayment of its 9 7/8% limited recourse senior secured notes.

Liquidity and Capital Resources

         Cash and cash equivalents were $55.4 million at March 31, 2000 as compared to $29.1 million at December 31, 1999. In addition, restricted cash was $34.7 million and $32.6 million at March 31, 2000 and December 31, 1999, respectively. The increase in restricted cash was primarily due to the full consolidation of the Saranac Project balance sheet in 2000 versus equity accounting in 1999, partially offset by the use of restricted cash for construction at the Imperial Valley.

         Salton Sea Power LLC, one of CE Generation's indirect wholly-owned subsidiaries, is constructing the Salton Sea Unit V Project. The Salton Sea Unit V Project is a 49 net megawatt geothermal power plant which will sell approximately one-third of its net output to the zinc facility, which was retained by MidAmerican not owned by CE Generation. The remainder will be sold through the California power exchange or in other market transactions.

         The Salton Sea Unit V Project is being constructed pursuant to a date certain, fixed price, turn-key engineering, procurement and construction contract by Stone & Webster Engineering Corporation. Salton Sea Unit V Project is scheduled to commence commercial operation in mid-2000. Total Project costs of the Salton Sea Unit V Project are expected to be approximately $119.1 million which is being funded by $76.3 million of debt from Salton Sea Funding Corporation and $42.8 million from equity contributions. Salton Sea Power has incurred approximately $89.1 million of these costs through March 31, 2000.

         CE Turbo LLC, one of CE Generation's indirect wholly-owned subsidiaries, is constructing the CE Turbo Project. The CE Turbo Project will have a capacity of 10 net megawatts. The net output of the CE Turbo Project will be sold to the zinc facility or sold through the California power exchange or in other market transactions.

         The Partnership Projects have upgraded the geothermal brine processing facilities at the Vulcan and Del Ranch Projects with the brine facilities construction.

         The CE Turbo Project is being and the brine facilities construction has been constructed by Stone & Webster pursuant to a date certain, fixed price, turn-key engineering, procurement and construction contract. The CE Turbo Project is scheduled to commence initial operations in mid 2000 and the brine facilities construction is in operation. Total Project costs for both the CE
Turbo Project and the brine facilities construction are expected to be approximately $63.7 million which will be funded by $55.6 million of debt from Salton Sea Funding Corporation and $8.1 million from equity contributions. The Company has incurred approximately $50.0 million of these costs through March 31, 2000.

         The EPC contractor's parent, Stone & Webster, Incorporated, has recently announced that it is having current liquidity problems and intends to sell substantially all of its assets to Jacobs Engineering Group, Inc. in exchange for an immediate $50 million secured revolving credit facility, assumption of substantially all of Stone & Webster's balance sheet liabilities, and $150 million in cash and stock, and subsequently intends to seek bankruptcy court approval of the asset sale and credit agreement. As the work on the construction projects are expected to be completed this summer, the Company does not believe there will be any material adverse effect on the final completion of those projects or the Company.

         The net revenues, equity distributions and royalties from the Partnership Projects are used to pay principal and interest payments on outstanding senior secured bonds issued by the Salton Sea Funding Corporation, the final series of which is scheduled to mature in November 2018. The Salton Sea Funding Corporation debt is guaranteed by subsidiaries of Magma and secured by the capital stock of the Salton Sea Funding Corporation. The proceeds of the Salton Sea Funding Corporation debt were loaned by the Salton Sea Funding Corporation under loan agreements and notes to subsidiaries of Magma and used for construction of the Salton Sea Unit V Project and the CE Turbo Project, refinancing of indebtedness and other purposes. Debt service on the Imperial Valley loans is used to repay debt service on the Salton Sea Funding Corporation debt. The Imperial Valley loans and the guarantees of the Salton Sea Funding Corporation debt are secured by substantially all of the assets of the guarantors, including the Imperial Valley Projects, and by the equity interests in the guarantors.

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

                           Part II Other Information.

Item I - Legal proceedings

         Neither CE Generation nor its subsidiaries are parties to any material legal matters except those described in Footnote 3 of CE Generation's financial statements.

Item 2 - Changes in Securities

         Not applicable.

Item 3 - Default on Senior Securities

         Not applicable.

Item 4 - Submission of matters to a vote of Security Holders.

         Not applicable.

Item 5 - Other information

         Not applicable.

Item 6 - Exhibits and reports on Form 8-K

(a)      Exhibits
                  Exhibit 27 - Financial Data Schedule

(b)      Report on Form 8-K
                  Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Omaha, State of Nebraska, on this 12th day of May, 2000.

                                                  CE Generation, LLC

                                                  /s/ Joseph M. Lillo
                                                  By: Joseph M. Lillo
                                                  Vice President and Controller

                                 EXHIBIT INDEX

Exhibit                                                         Page
  No.                                                            No.

   27           Financial Data Schedule                           16