Form 10-Q
period 2000-06-30
CE GENERATION LLC
filed 2000-08-14
CIK 1097322

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934


                 For the quarter ended June 30, 2000 Commission
                               File No. 333-89521

                               CE Generation, LLC
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

                                 Yes X No _____

         The members equity accounts are held 50% by MidAmerican Energy Holdings Company and 50% by El Paso CE Generation Holding Company as of July 31, 2000.

                                TABLE OF CONTENTS

Part I ........................................................................1
  Item 1.    Financial Statements..............................................1
  Item 2.    Management's Discussions and Analysis of Financial Condition
                and Results of Operations......................................9
  Item 3.    Quantative and Qualitative Disclosures About Market Risk.........15

Part II.......................................................................16
  Item 1.    Legal Proceedings................................................16
  Item 2.    Changes in Securities and Use of Proceeds........................16
  Item 3.    Defaults on Senior Securities ...................................16
  Item 4.    Submission of Matters to a Vote of Security Holders..............16
  Item 5.    Other Information ...............................................16
  Item 6.    Exhibits and Reports on Form 8-K.................................16

Signatures....................................................................17

Exhibit Index.................................................................18

                         INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors
CE Generation, LLC

     We have reviewed the accompanying consolidated balance sheet of CE Generation, LLC (the "Company") as of June 30, 2000, and the related consolidated statements of operations for the three and six month periods ended June 30, 2000 and 1999 and of cash flows for the six month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheets of CE Generation, LLC as of December 31, 1999, and the related statements of operations, members' equity and cash flows for the year then ended (not presented herein); and in our report dated January 25, 2000 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP
Omaha, Nebraska
July 21, 2000

                       CE GENERATION, LLC AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             (Amounts in Thousands)


                                                                       June 30,               December  31,
                                                                         2000                      1999
                                                                  --------------            --------------
 ASSETS

 Cash and cash equivalents                                      $         29,924          $         29,120
 Restricted cash                                                          13,566                     6,776
 Accounts receivable                                                      59,899                    40,688
 Prepaid expenses and other assets                                        43,410                    30,195
 Due from affiliates                                                         748                     3,794
 Deferred income taxes                                                     9,256                     9,256
                                                                ----------------          ----------------
 Total current assets                                                    156,803                   119,829

 Restricted cash                                                          14,911                    25,836
 Properties, plants, contracts and equipment, net                      1,373,679                 1,017,342
 Equity investments                                                          ---                   118,637
 Excess of cost over fair value of net assets acquired, net              281,092                   285,888
 Note receivable from related party                                      140,520                   140,520
 Deferred financing charges and other assets                              13,706                    17,359
                                                                ----------------          ----------------

 Total assets                                                   $      1,980,711          $      1,725,411
                                                                ================          ================

 LIABILITIES AND MEMBERS' EQUITY
 Liabilities:
 Accounts payable and other accrued liabilities                 $         40,868          $         41,314
 Revolving loan                                                           15,000                       ---
 Notes payable to related parties                                         13,000                       ---
 Current portion of long term debt                                        52,988                    51,520
                                                                ----------------          ----------------
 Total current liabilities                                               121,856                    92,834

 Project loan                                                            216,651                    60,173
 Salton Sea notes and bonds                                              532,078                   543,948
 Senior secured bonds                                                    383,300                   389,600
 Deferred income taxes                                                   242,727                   246,576
                                                                ----------------          ----------------
 Total liabilities                                                     1,496,612                 1,333,131
 Minority interest                                                        72,914                       ---
 Commitments and contingencies (Note 3)

 Members' equity                                                         411,185                   392,280
                                                                ----------------          ----------------

 Total liabilities and equity                                   $      1,980,711          $      1,725,411
                                                                ================          ================

     The accompanying notes are an integral part of these financial statements.

                       CE GENERATION, LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             (Amounts in Thousands)


                                                       Three Months Ended                Six Months Ended
                                                            June 30                          June 30,
                                                      2000           1999                2000           1999
                                                      ----           ----                ----           ----

 Revenue:

 Sales of electricity and steam                $     110,456  $      72,924       $     202,433  $     141,585

 Equity earnings in subsidiaries                         ---          6,135                 ---         12,337

 Interest and other income                             2,049          4,861               4,542         12,963
                                               -------------  -------------       -------------  -------------

 Total revenues                                      112,505         83,920             206,975        166,885



 Cost and Expenses:

 Plant operations                                     47,988         28,770              95,607         55,567

 General and administrative                            1,877            896               2,854          1,995

 Depreciation and amortization                        19,722         14,474              39,097         28,926

 Interest expense                                     22,406         20,228              44,801         38,732

 Less interest capitalized                            (1,866)          (645)             (4,217)        (1,045)
                                               -------------- --------------      -------------- --------------

 Total expenses                                       90,127         63,723             178,142        124,175
                                               -------------  -------------       -------------  -------------



 Income before provision for income taxes             22,378         20,197              28,833         42,710

 Provision for income taxes                            2,749          8,472               3,137         16,358
                                               -------------  -------------       -------------  -------------

 Income before minority interest and

      extraordinary item                              19,629         11,725              25,696         26,352

 Minority interest                                     2,690            ---               6,791            ---
                                               -------------  -------------       -------------  -------------

 Income before extraordinary item                     16,939         11,725              18,905         26,352

 Extraordinary item, net of tax                          ---            ---                 ---        (17,478)
                                               -------------  -------------       -------------  --------------

 Net income                                    $      16,939  $      11,725       $      18,905  $       8,874
                                               =============  =============        ============  =============

     The accompanying notes are an integral part of these financial statements.

                       CE GENERATION, LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Amounts in Thousands)


                                                                                       Six Months Ended
                                                                                           June 30,

                                                                                     2000              1999
                                                                                     ----              ----
 Cash flows from operating activities:

 Net income                                                                  $      18,905     $       8,874
 Adjustments to reconcile to cash flows from
     operating activities:
 Extraordinary item, net of tax                                                        ---            17,478
 Depreciation and amortization                                                      39,097            28,926
 Provision for deferred income taxes                                                (3,849)            6,340
 Distribution from equity investments in excess of related
     equity earnings                                                                   ---             4,128
 Distributions to minority interest in excess of related income                     (3,765)              ---
 Changes in other items:
    Accounts receivable                                                             (4,112)            7,958
    Due from affiliates                                                                812            (1,590)
    Accounts payable and other accrued liabilities                                  (9,639)           (2,913)
    Other assets                                                                    (3,394)           12,233
                                                                             --------------    -------------

 Net cash flows from operating activities                                           34,227            81,434

 Cash flows from investing activities:

 Capital expenditures                                                              (41,243)          (81,724)
 Consolidation of former equity investment's cash                                    2,559               ---
 Decrease (increase) in restricted cash                                             18,403           (10,123)
                                                                             -------------     --------------

 Net cash flows from investing activities                                          (20,281)          (91,847)

 Cash flows from financing activities:

 Proceeds from revolving loan                                                       15,000               ---
 Proceeds from related party notes                                                  13,000               ---
 Proceeds from Senior Secured bonds                                                    ---           400,000
 Repayment of note payable to related party                                            ---          (269,300)
 Repayment of project loans                                                        (41,321)          (29,686)
 Distributions to MEHC, net of advances                                                ---          (122,080)
 Decrease in restricted cash                                                           179            21,168
                                                                             -------------     -------------

 Net cash flows from financing activities                                          (13,142)              102
                                                                             --------------    -------------

 Net increase (decrease) in cash and cash equivalents                                  804           (10,311)

 Cash and cash equivalents at beginning of period                                   29,120            25,774
                                                                             -------------     -------------

 Cash and cash equivalents at end of period                                  $      29,924     $      15,463
                                                                             =============     =============

 Supplemental disclosure:
 Interest paid                                                               $      49,501     $      48,021
                                                                             =============     =============
 Income taxes paid                                                           $       7,202     $       5,371
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

                       CE GENERATION, LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General:

         In the opinion of the management of CE Generation, LLC the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2000 and the results of operations for the three and six months ended June 30, 2000 and 1999 and cash flows for the six months ended June 30, 2000 and 1999. The results of operations for the three and six months ended June 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

         The  unaudited   combined   financial   statements  shall  be  read  in
conjunction with the financial statements included in CE Generation, LLC's annual report on Form 10-K for the year ended December 31, 1999.

2. Equity Investment in Saranac:

         CE Generation indirectly holds noncontrolling general and limited partnership interests in Saranac Power Partners, L.P. ("Saranac") which was formed to build, own and operate natural gas fired combined cycle cogeneration facilities. Under the Saranac partnership agreement, the economic interests of the partners flip after certain limited partners achieve fixed rates of return. In January 2000, TPC Saranac, a limited partner, achieved an after tax return of 8.35%. Following this achievement, CE Generation's economic interest in the partnership increased to approximately 64%. Effective January 2000, the Saranac Project investment is no longer reported as an equity investment but is fully consolidated into CE Generation financial results. The following is summarized financial information for Saranac as of December 31, 1999 (in thousands):

         Cash and investments                        $  2,559
         Restricted cash                                7,223
         Accounts receivable                           15,099
         Property, plant and equipment, net           349,105
         Other assets                                  13,683

         Current liabilities                            9,022
         Project loans                                181,108
         Due to affiliates                              2,223
         Total equity                                 195,316

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

4. New Borrowings:

         On May 26, 2000, CE Generation issued a $6.5 million 10% note due June 15, 2005, in favor of MidAmerican Energy Holdings Company and a $6.5 million 10% note due June 15, 2005 in favor of El Paso CE Generation Holding Company. The notes may be prepaid at any time without premium or penalty. The proceeds are being used to fund the construction projects in the Imperial Valley.

         On July 21, 1995, Salton Sea Funding Corporation obtained a $15 million seven year revolving credit agreement between Credit Suisse as bank and agent and other lenders. The interest rate is at the Adjusted Base Rate plus .375% or at the LIBOR rate plus 100 basis points. On May 26, 2000, Salton Sea Funding Corporation borrowed $15 million under its revolving credit agreement. The loan is due in two installments, $5 million on July 26, 2000 and $10 million on August 28, 2000.

5. Yuma Power Purchase Agreement Termination:

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

6. Related Party Transactions:

         Salton  Sea  Power  LLC  ("Salton  Sea  Power"),  a  subsidiary  of  CE
Generation, and El Paso Merchant Energy L.P. ("EPME") entered into a power marketing agreement commencing June 13, 2000 and ending on June 30, 2000. Under the terms of the agreement, EPME purchased and Salton Sea Power sold all available power from the Salton Sea Unit V project. EPME sold the available power into the bulk power market. The purchase price of the available power is the value of the cash actually received by EPME for the sale of such power, plus any realized renewable premiums.

         On June 9, 2000, Salton Sea Power, entered into an agreement to sell all available power from the Salton Sea Unit V and CE Turbo projects to EPME. Under the terms of the agreement commencing on July 1, 2000 and ending on September 30, 2000, EPME will purchase up to 25 MW of available power for $53 per MWh, together with any premiums related to such power. EPME will also market any available power which exceeds 25 MW on behalf of Salton Sea Power and any available power from CE Turbo LLC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following is management's discussion and analysis of significant factors which have affected CE Generation, LLC's ("CE Generation" or the "Company") financial condition and results of operations during the periods included in the accompanying statements of operations. The Company's actual results in the future could differ significantly from the historical results.

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

Business

         MidAmerican completed a strategic restructuring in conjunction with its acquisition in March 1999 of MHC Inc. (formerly MidAmerican Energy Holdings Company) in which MidAmerican's common stock interests in Magma Power Company ("Magma"), Falcon Seaboard Resources, Inc. ("FSRI") and CalEnergy Development Company ("CEDC"), and their subsidiaries (which own the geothermal and natural gas-fired combined cycle cogeneration facilities described below), were contributed by MidAmerican to CE Generation. This restructuring was completed in February 1999.

         The consolidated financial statements reflect the consolidated financial statements of Magma and subsidiaries (excluding wholly-owned subsidiaries retained by MidAmerican), FSRI and its subsidiaries and YCA, each a wholly-owned subsidiary. The consolidated financial statements present CE Generation's financial position, results of operations and cash flows as if CE Generation were a separate legal entity for all periods presented. The basis in assets and liabilities have been carried over from MidAmerican. All material intercompany transactions and balances have been eliminated in consolidation.

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

 (1) The Salton Sea V Project commenced testing in the second quarter of 2000. The CE Turbo Project is under construction and expected to commence commercial operation in the third quarter of 2000.

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

Factors Affecting Results of Operations

         The capacity factor for a particular project is determined by dividing the total quantity of electricity sold by the product of the project's capacity and the total hours in the year. The capacity factors for the Vulcan Project, Hoch (Del Ranch) Project, Elmore Project and Leathers Project plants are based on capacity amounts of 34, 38, 38 and 38 net megawatts, respectively. The capacity factors for Salton Sea Unit I Project, Salton Sea Unit II Project, Salton Sea Unit III Project, Salton Sea Unit IV Project and Salton Sea Unit V Project plants are based on capacity amounts of 10, 20, 49.8, 39.6 and 49 net megawatts, respectively. The capacity factors for the Saranac Project, Power Resources Project and Yuma Project plants are based on capacity amounts of 240, 200 and 50 net megawatts, respectively. Each plant possesses an operating margin which allows for production in excess of the amount listed above. Utilization of this operating margin is based upon a variety of factors and can be expected to vary throughout the year under normal operating conditions. The amount of revenues received by these projects is affected by the extent to which they are able to operate and generate electricity. Accordingly, the capacity and capacity factor figures provide information on operating performance that has affected the revenues received by these projects.

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

         Salton Sea Unit I Project sells electricity to Edison under a 30-year negotiated power purchase agreement, which provides for capacity and energy payments. The energy payment is calculated using a base price which is subject to quarterly adjustments based on a basket of indices. The time period weighted average energy payment for Salton Sea Unit I was 5.5 cents per kilowatt-hour during the six months ended June 30, 2000. As the Salton Sea Unit I Power Purchase Agreement ("PPA") is not a SO4 Agreement, the energy payments do not revert to payments based on the cost that Edison avoids by purchasing energy from Salton Sea Unit I instead of obtaining the energy from other sources. The capacity payment is approximately $1.1 million per annum.

         Salton Sea Unit II Project and Salton Sea Unit III Project sell electricity to Edison under 30-year modified SO4 Agreements that provide for capacity payments, capacity bonus payments and energy payments. The price for contract capacity and contract capacity bonus payments is fixed for the life of the modified SO4 Agreements. The energy payments for each of the first ten year periods, which periods expired in April 2000 and February 1999 for Salton Sea II and Salton Sea III, respectively, were levelized at a time period weighted average of 10.6 cents per kilowatt-hour and 9.8 cents per kilowatt-hour for Salton Sea Unit II and Salton Sea Unit III, respectively. Thereafter, the monthly energy payments are based on the cost that Edison avoids by purchasing energy from Salton Sea Unit II or III instead of obtaining the energy from other sources. For Salton Sea Unit II only, Edison is entitled to receive, at no cost, 5% of all energy delivered in excess of 80% of contract capacity through September 30, 2004. The annual capacity and bonus payments for Salton Sea Unit II and Salton Sea Unit III are approximately $3.3 million and $9.7 million, respectively.

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

         Salton Sea Unit V Project will sell approximately one-third of its net output to a zinc facility, which is owned by a subsidiary of MidAmerican and is expected to commence operation in the third quarter of 2000. The remainder of the Salton Sea Unit V output is sold through the California Power Exchange (the "PX") or in other market transactions. The PX was created to establish markets for the sale of power on a daily and hourly basis. Thus, PX prices are expected to have the characteristics of short term spot prices and to fluctuate from time to time in a manner that cannot be predicted with accuracy.

         For the six months ended June 30, 2000 and 1999, Edison's average price paid for energy was 3.8 cents and 2.7 cents, respectively per kilowatt-hour. Estimates of Edison's future avoided cost of energy vary substantially from year to year. The Company cannot predict the likely level of energy prices under the SO4 Agreements and the modified SO4 Agreements at the expiration of the scheduled payment periods. If the Leathers Project received avoided cost of energy rates in 1999 rather than the contract energy prices, revenues would have decreased from $29.1 million to $7.7 million in the six month period ended June 30, 1999.

         Gas Projects. The Saranac Project sells electricity to NYSEG under the Saranac PPA, which provides for capacity and energy payments. Capacity payments, which for the six months ended June 30, 2000 totaled 2.5 cents per kilowatt-hour, are received for electricity produced during "peak hours" as defined in the Saranac PPA and escalate at approximately 4.1% annually for the remaining term of the contract. Energy payments, which averaged 7.4 cents per kilowatt-hour for the six months ended June 30, 2000, escalate at approximately 4.4% annually for the remaining term of the Saranac PPA. The Saranac PPA expires in June of 2009.

         The Power Resources Project sells electricity to Texas Utilities Electric Company under the Power Resources PPA, which provides for capacity and energy payments. Capacity payments and energy payments, which for the six months ended June 30, 2000 were $3.4 million per month and 3.27 cents per kilowatt-hour, respectively, escalate at 3.5% annually for the remaining term of the Power Resources PPA. The Power Resources PPA expires in September 2003.

         The Yuma Project sells electricity to SDG&E under the Yuma PPA. The energy is sold at a price based on the cost that SDG&E avoids by purchasing energy from the Yuma Project instead of obtaining the energy from other sources and the capacity is sold to SDG&E at a fixed price for the life of the Yuma PPA. The power is delivered to SDG&E over transmission lines constructed and owned by Arizona Public Service Company ("APS").

Results of Operations

         Sales of electricity and steam increased to $110.5 million for the three months ended June 30, 2000 from $72.9 million for the same period in 1999. For the six months ended June 30, 2000, sales of electricity and steam increased to $202.4 million from $141.6 million for the same period in 1999. $85.4 million of this increase was a result of a change in ownership of the Saranac Project, which resulted in full consolidation of the Project's financial results versus equity accounting in 1999. This increase was partially offset by the expiration of fixed price periods for the Salton Sea Units II and III and Leathers Projects and reduced production at the Imperial Valley Projects.

         The following operating data represents the aggregate capacity and electricity production of the Imperial Valley Projects:

                          Three Months Ended          Six Months Ended
                                June 30,                   June 30,
                             2000     1999              2000      1999
                         ----------------------   -------------------------

Overall capacity factor      88.9%     94.0%            77.2%       95.3%
Megawatt-hours produced    519,600   549,200          902,100   1,106,700
Capacity (net megawatts)
   (weighted average)        267.4     267.4            267.4       267.4

         The overall capacity factor for the Imperial Valley Projects decreased for the three and six months ended June 30, 2000 compared to the same periods in 1999 due to the scheduled and more extensive overhauls in 2000 than in 1999.

         The following operating data represents the aggregate capacity and electricity production of the Gas Projects:

                                   Three Months Ended      Six Months Ended
                                         June 30,               June 30,
                                     2000       1999       2000           1999
                                 ----------------------  -----------------------

Overall capacity factor              86.8%      89.3%       88.5%          89.2%
Megawatt-hours produced            927,900  1,110,100   1,892,300      2,184,400
Capacity (net megawatts)(average)      490        570         490           570

         The overall capacity factor of the Gas Projects reflects the effect of contractual curtailments. The capacity factors adjusted for these contractual curtailments during the six months ended June 30, 2000 and 1999 were 96.6% and 94.2%, respectively. The decreases in capacity and megawatt-hours produced are due to the transfer of the NorCon Project to GE Capital in December 1999.

         The decrease in equity earnings of subsidiaries for the three and six months ended June 30, 2000 from the same periods in 1999, reflects the change in the reporting of Saranac Project results from the equity method in 1999 to full consolidation in 2000.

         Interest and other income decreased to $2.0 million during the three months ended June 30, 2000 from $4.9 million for the same period in 1999. Interest and other income decreased to $4.5 million during the six months ended June 30, 2000 from $13.0 million for the same period in 1999. These decreases are primarily the result of the recognition of East Mesa royalty income in the first quarter of 1999 and lower interest earned due to lower cash balances as construction funds were expended.

         Plant operating expenses increased during the three months ended June 30, 2000 to $48.0 million from $28.8 million for the same period in 1999. For the six month period ended June 30, 2000 operating expenses increased to $95.6 million from $55.6 million in 1999. These costs include operating, maintenance, resource, fuel and other plant operating expenses. The increases were primarily due to fully consolidating the Saranac Project results versus equity reporting in 1999.

         General and administrative expenses increased to $1.9 million during the three months ended June 30, 2000 from $0.9 million for the same period in 1999. For the six months ended June 30, 2000 general and administrative costs increased to $2.9 million from $2.0 million in 1999. These costs include administrative services provided to CE Generation, including executive, financial, legal, tax and other corporate functions. The increases are primarily due to increased legal and accounting services.

         Depreciation and amortization increased to $19.7 million during the three months ended June 30, 2000 from $14.5 million for the same period in 1999. For the six months ended June 30, 2000 depreciation and amortization increased to $39.1 million from $28.9 million in 1999. The increases were primarily due to the full consolidation of the Saranac Project results in 2000, partially offset by reduced step up depreciation after the end of the fixed price periods for the Leathers and Salton Sea Units II and III Projects as a result of greater value being assigned to the scheduled price periods for the contracts relating to these projects at the time of acquisition.

         Interest expense, less amounts capitalized, increased during the three months ended June 30, 2000 to $20.5 million from $19.6 million for the same period in 1999. For the six months ended June 30, 2000 interest, less amounts capitalized increased to $40.6 million from $37.7 million in 1999. The increases resulted from CE Generation's issuance of the senior secured notes in March of 1999 and the consolidation of Saranac's interest expense. These variances were partially offset by lower interest expense resulting from the paydown of Salton Sea Funding Corporation and Power Resources Project debt and higher capitalized interest due to the continued construction of Salton Sea Unit V.

         The provision for income taxes decreased to $2.7 million during the three months ended June 30, 2000 from $8.7 million for the same period in 1999. For the six months ended June 30, 2000, the provision for income tax decreased to $3.1 million from $16.5 million in 1999. The changes from year to year in the effective rate are due primarily to the generation and utilization of energy tax credits and depletion deductions.

         The extraordinary item of $17.5 million in 1999 reflects the premium paid and deferred finance costs associated with the repayment of its 9 7/8% limited recourse senior secured notes.

Liquidity and Capital Resources

         Cash and cash equivalents were $29.9 million at June 30, 2000 as compared to $29.1 million at December 31, 1999. In addition, restricted cash was $28.5 million and $32.6 million at June 30, 2000 and December 31, 1999, respectively. The decrease in restricted cash was primarily due to the use of restricted cash for construction at the Imperial Valley partially offset by the full consolidation of the Saranac Project balance sheet in 2000 versus equity accounting in 1999.

         On May 26, 2000, CE Generation issued a $6.5 million 10% note due June 15, 2005, in favor of MidAmerican Energy Holdings Company and a $6.5 million 10% note due June 15, 2005 in favor of El Paso CE Generation Holding Company. The notes may be prepaid at any time without premium or penalty. The proceeds are being used to fund the construction projects in the Imperial Valley.

         On July 21, 1995, Salton Sea Funding Corporation obtained a $15 million seven year revolving credit agreement between Credit Suisse as bank and agent and other lenders. The interest rate is at the Adjusted Base Rate plus .375% or at the LIBOR rate plus 100 basis points. On May 26, 2000, Salton Sea Funding Corporation borrowed $15 million under its revolving credit agreement. The loan is due in two installments, $5 million on July 26, 2000 and $10 million on August 28, 2000.

         Salton Sea Power LLC, one of CE Generation's indirect wholly-owned subsidiaries, is constructing and testing Salton Sea Unit V. Salton Sea Unit V is a 49 net megawatt geothermal power plant which will sell approximately one-third of its net output to a zinc facility, which is owned by a MidAmerican subsidiary and currently under construction. The remainder is being sold through the PX or in other market transactions.

         Salton Sea Unit V is being constructed pursuant to a date certain, fixed price, turn-key engineering, procurement and construction contract by Stone & Webster Engineering Corporation. Total project costs of the Salton Sea Unit V Project are expected to be approximately $119.1 million which is being funded by $83.3 million of debt from Salton Sea Funding Corporation and $35.8 million from equity contributions. Salton Sea Power has incurred approximately $102.2 million of these costs through June 30, 2000.

         CE Turbo LLC, one of CE Generation's indirect wholly-owned subsidiaries, is constructing the CE Turbo Project. The CE Turbo Project will have a capacity of 10 net megawatts. The net output of the CE Turbo Project will be sold to the zinc facility or sold through the PX or in other market transactions.

         The Partnership Projects have upgraded the geothermal brine processing facilities at the Vulcan and Del Ranch Projects with the brine facilities construction.

         The CE Turbo Project is being and the brine facilities have been constructed by Stone & Webster pursuant to a date certain, fixed price, turn-key engineering, procurement and construction contract. The CE Turbo Project is scheduled to commence initial operations in the third quarter of 2000 and the brine facilities is in operation. Total project costs for both the CE Turbo Project and the brine facilities are expected to be approximately $63.7 million which is being funded by $44.6 million of debt from Salton Sea Funding Corporation and $19.1 million from equity contributions. The Company has incurred approximately $54.5 million of these costs through June 30, 2000.

         The EPC contractor's parent, Stone & Webster, Incorporated, voluntarily filed Chapter 11 bankruptcy on June 2, 2000 and has sold substantially all of its assets to Shaw Group Inc. Shaw Group Inc. has agreed to complete substantially all of Stone & Websters' contracts for future and current projects. The Company does not believe this situation will cause any material adverse effect on the final completion of those projects or the Company.

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

         Certain information included in this report contains forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995 ("Reform Act"). Such statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results and performance of the Company to differ materially from any expected future results or performance, expressed or implied, by the forward-looking statements. In connection with the safe harbor provisions of the Reform Act, the Company has identified important factors that could cause actual results to differ materially from such expectations, including development and construction uncertainty, operating uncertainty, acquisition uncertainty, uncertainties relating to doing business outside of the United States, uncertainties relating to geothermal resources, uncertainties relating to domestic and international economic and political conditions and uncertainties regarding the impact of regulations, changes in government policy, industry deregulation and competition. Reference is made to all of the Company's SEC filings, incorporated herein by reference, for a description of such factors. The Company assumes no responsibility to update forward-looking information contained herein.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk:

         On June 9, 2000, Salton Sea Power LLC, a subsidiary of CE Generation, entered into an agreement to sell all available power from the Salton Sea Unit V and CE Turbo projects to El Paso Merchant Energy, L.P. Under the terms of the agreement commencing on July 1, 2000 and ending on September 30, 2000, El Paso Merchant Energy will purchase up to 25 MW of available power for $53 per MWh, together with any premiums related to such power. El Paso will also market any available power which exceeds 25 MW on behalf of Salton Sea Power LLC and any available power from CE Turbo LLC.

                           Part II Other Information.

Item 1 - Legal Proceedings

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

Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits

                  Exhibit 27 - Financial Data Schedule

(b)      Report on Form 8-K

                  None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Omaha, State of Nebraska, on this 14th day of August, 2000.

                                    CE Generation, LLC

                               /s/ Joseph M. Lillo

                               By: Joseph M. Lillo

                                    Vice President and Controller

                                  EXHIBIT INDEX

Exhibit                                                                   Page
   No.                                                                     No.
---------                                                                ------
   27                      Financial Data Schedule                         19