Form 10-Q
period 2000-09-30
CE GENERATION LLC
filed 2000-11-14
CIK 1097322

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934


                    For the quarter ended September 30, 2000
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


                                 Yes x        No _____


         The members equity accounts are held 50% by MidAmerican Energy Holdings Company and 50% by El Paso Merchant Energy Company as of October 31, 2000.

                                                           TABLE OF CONTENTS


Part I ....................................................................... 1
  Item 1.    Financial Statements............................................. 1
  Item 2.    Management's Discussions and Analysis of Financial Condition and
                Results of Operations......................................... 9

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

Signatures....................................................................17

Exhibit Index.................................................................18

                         INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors
CE Generation, LLC

     We have reviewed the accompanying consolidated balance sheet of CE Generation, LLC (the "Company") as of September 30, 2000, and the related consolidated statements of operations for the three and nine month periods ended September 30, 2000 and 1999 and of cash flows for the nine month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of CE Generation, LLC as of December 31, 1999, and the related statements of operations, members' equity and cash flows for the year then ended (not presented herein); and in our report dated January 25, 2000 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP
Omaha, Nebraska
October 21, 2000

                       CE GENERATION, LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in Thousands)

                                                                        September 30,        December 31,
                                                                           2000                     1999
                                                                        (Unaudited)
 ASSETS
 Cash and cash equivalents                                      $         68,930          $         29,120
 Restricted cash                                                          13,790                     6,776
 Accounts receivable                                                      76,554                    40,688
 Prepaid expenses and other assets                                        46,996                    30,195
 Due from affiliates                                                         ---                     3,794
 Deferred income taxes                                                     9,256                     9,256
 Total current assets                                                    215,526                   119,829

 Restricted cash                                                          22,092                    25,836
 Properties, plants, contracts and equipment, net                      1,360,027                 1,017,342
 Equity investments                                                          ---                   118,637
 Excess of cost over fair value of net assets acquired, net              278,692                   285,888
 Note receivable from related party                                      140,520                   140,520
 Deferred financing charges and other assets                              12,630                    17,359

 Total assets                                                   $      2,029,487          $      1,725,411

 LIABILITIES AND MEMBERS' EQUITY
 Liabilities:
 Accounts payable and other accrued liabilities                 $         71,167          $         41,314
 Notes payable to related parties                                         13,000                       ---
 Due to affiliates                                                         5,697                       ---
 Current portion of long term debt                                        52,988                    51,520
 Total current liabilities                                               142,852                    92,834

 Project loan                                                            208,077                    60,173
 Salton Sea notes and bonds                                              532,078                   543,948
 Senior secured bonds                                                    383,300                   389,600
 Deferred income taxes                                                   249,767                   246,576
 Total liabilities                                                     1,516,074                 1,333,131
 Minority interest                                                        70,819                       ---
 Commitments and contingencies (Note 3)

 Members' equity                                                         442,594                   392,280

 Total liabilities and equity                                   $      2,029,487          $      1,725,411

                              The accompanying notes are an integral part of these financial statements.

                       CE GENERATION, LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Amounts in Thousands)
                                    Unaudited

                                                       Three Months Ended                Nine Months Ended
                                                          September 30                      September 30,
                                                      2000           1999                2000           1999
                                                      ----           ----                ----           ----
 Revenue:

 Sales of electricity and steam                $     146,522  $      90,028       $     348,955  $     231,613

 Equity earnings in subsidiaries                         ---          5,381                 ---         17,718

 Interest and other income                             3,236          4,702               7,778         17,665

 Total revenues                                      149,758        100,111             356,733        266,996



 Cost and Expenses:

 Plant operations                                     61,748         29,281             157,355         84,848

 General and administrative                            1,182          1,338               4,036          3,333

 Depreciation and amortization                        20,564         14,474              59,661         43,400

 Interest expense                                     21,992         19,611              66,793         58,343

 Less interest capitalized                               (74)        (1,569)             (4,291)        (2,614)

 Total expenses                                      105,412         63,135             283,554        187,310



 Income before provision for income taxes             44,346         36,976              73,179         79,686

 Provision for income taxes                            8,490         14,162              11,627         30,520

 Income before minority interest and

      extraordinary item                              35,856         22,814              61,552         49,166

 Minority interest                                     4,447            ---              11,238            ---

 Income before extraordinary item                     31,409         22,814              50,314         49,166

 Extraordinary item, net of tax                          ---            ---                 ---        (17,478)

 Net income                                    $      31,409  $      22,814       $      50,314  $      31,688



                          The accompanying notes are an integral part of these financial statements.

                       CE GENERATION, LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                    Unaudited

                                                                                        Nine Months Ended
                                                                                           September 30,
                                                                                      2000              1999
 Cash flows from operating activities:
 Net income                                                                  $      50,314     $      31,688
 Adjustments to reconcile to cash flows from
     operating activities:
 Extraordinary item, net of tax                                                        ---            17,478
 Depreciation and amortization                                                      59,661            43,400
 Provision for deferred income taxes                                                 3,191            10,108
 Distribution from equity investments in excess of related
     equity earnings                                                                   ---             5,123
 Distributions to minority interest in excess of related income                                (5,688)                     ---
 Changes in other items, net of Saranac conversion:
    Accounts receivable                                                            (20,767)            5,658
    Due from affiliates                                                              7,257               ---
    Accounts payable and other accrued liabilities                                  20,660            20,547
    Other assets                                                                    (6,125)           14,784

 Net cash flows from operating activities                                          108,503           148,786

 Cash flows from investing activities:
 Capital expenditures                                                              (45,534)         (135,322)
 Consolidation of former equity investment's cash                                    2,559               ---
 Change in restricted cash                                                          11,222            66,122

 Net cash flows from investing activities                                          (31,753)          (69,200)

 Cash flows from financing activities:
 Repayment of Salton Sea notes and bonds                                           (22,552)          (28,918)
 Proceeds from related party notes                                                  13,000               ---
 Proceeds from Senior Secured bonds                                                    ---           400,000
 Repayment of note payable to related party                                            ---          (269,300)
 Repayment of project loans                                                        (27,343)          (10,701)
 Distributions to MEHC, net of advances                                                ---          (122,080)
 Change in restricted cash                                                             (45)            9,620

 Net cash flows from financing activities                                          (36,940)          (21,379)

 Net increase in cash and cash equivalents                                          39,810            58,207

 Cash and cash equivalents at beginning of period                                   29,120            25,774

 Cash and cash equivalents at end of period                                  $      68,930     $      83,981

 Supplemental disclosure:
 Interest paid                                                               $      66,793     $      37,620
 Income taxes paid                                                           $       8,720     $       9,125

See note 2 regarding conversion of Saranac from equity investment to consolidated subsidiary.

                          The accompanying notes are an integral part of these financial statements.

                       CE GENERATION, LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General:

     In the opinion of the management of CE Generation, LLC the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2000 and the results of operations for the three and nine months ended September 30, 2000 and 1999 and cash flows for the nine months ended September 30, 2000 and 1999. The results of operations for the three and nine months ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

     The  unaudited   consolidated   financial  statements  should  be  read  in
conjunction with the financial statements included in CE Generation, LLC's annual report on Form 10-K for the year ended December 31, 1999.

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

     CE Generation will have an approximate 80% economic interest in the partnership after General Electric Capital Company, another Saranac limited partner, achieves an after tax return of 7.252%.

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

     On August 7, 1997, NYSEG filed a complaint in the U.S. District Court for the Northern District of New York against the FERC, the PSC (and the Chairman, Deputy Chairman and the Commissioners of the PSC as individuals in their official capacity), the Saranac Partnership and Lockport Energy Associates, L.P. ("Lockport") concerning the power purchase agreements that NYSEG entered into with Saranac Partners and Lockport. NYSEG's suit asserts that the PSC and the FERC improperly implemented PURPA in authorizing the pricing terms that NYSEG, the Saranac Partnership and Lockport agreed to in those contracts. The action raises similar legal arguments to those rejected by the FERC in its April and July 1995 orders. NYSEG in addition asks for retroactive reformation of the contracts as of the date of commercial operation and seeks a refund of $281 million from the Saranac Partnership. The Saranac Partnership and other parties filed motions to dismiss and oral arguments on those motions were heard on March 2, 1998 and again on March 3, 1999. On September 30, 2000 the District Court granted the motions to dismiss. NYSEG filed a Notice of Appeal on October 25, 2000 appealing the decision to the United States Court of Appeals for the Second Circuit. The Saranac Partnership believes that NYSEG's claims are without merit for the same reasons described in the FERC's order and the District Court's decision.

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

4. New Borrowings:

     On May 26, 2000, CE Generation issued a $6.5 million 10% note due June 15, 2005, in favor of MidAmerican Energy Holdings Company and a $6.5 million 10% note due June 15, 2005 in favor of El Paso Merchant Energy Company. The notes were prepaid, without premium or penalty, on October 16, 2000.

     On July 21, 1995, Salton Sea Funding Corporation obtained a $15 million seven year revolving credit agreement between Credit Suisse as bank and agent and other lenders. The interest rate is at the Adjusted Base Rate plus .375% or at the LIBOR rate plus 100 basis points. On May 26, 2000, Salton Sea Funding Corporation borrowed $15 million under its revolving credit agreement. The loan was repaid in two installments, $5 million on July 26, 2000 and $10 million on August 28, 2000.

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

6. Related Party Transactions:

     Salton Sea Power LLC ("Salton Sea Power"), a Salton Sea Guarantor, and El Paso Merchant Energy L.P. ("EPME") entered into a power marketing agreement commencing June 13, 2000 and ending on June 30, 2000. Under the terms of the agreement, EPME purchased and Salton Sea Power sold all available power from the Salton Sea Unit V project. EPME sold the available power into the bulk power market. The purchase price of the available power is the value of the cash actually received by EPME for the sale of such power, plus any realized renewable premiums.

     On June 9, 2000, Salton Sea Power, entered into an agreement to sell all available power from the Salton Sea Unit V project to EPME. Under the terms of the agreement commencing on July 1, 2000 and ending on September 30, 2000, EPME purchased up to 25 MW of available power for $53 per MWh, together with any premiums related to such power. EPME also marketed any available power which exceeded 25 MW on behalf of Salton Sea Power.

On September 29, 2000, Salton Sea Power LLC and CE Turbo LLC entered into an agreement to sell all available power from the Salton Sea Unit V and CE Turbo projects to EPME. Under the terms of the agreement, commencing October 1, 2000 and ending September 30, 2001, EPME will purchase all available power and sell available power, on behalf of Salton Sea Power, into the PX or California ISO markets. The purchase price for the available power shall be equivalent to the value actually received by EPME for the sale of such power, including renewable premiums.

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

     (1) The Salton Sea V Project and the CE Turbo Project commenced commercial operation in the third quarter of 2000.

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

Factors Affecting Results of Operations

     The capacity factor for a particular project is determined by dividing the total quantity of electricity sold by the product of the project's capacity and the total hours in the year. Each plant possesses an operating margin which allows for production in excess of the amounts listed above. Utilization of this operating margin is based upon a variety of factors and can be expected to vary throughout the year under normal operating conditions. The amount of revenues received by these projects is affected by the extent to which they are able to operate and generate electricity. Accordingly, the capacity and capacity factor figures provide information on operating performance that has affected the revenues received by these projects.

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

     Salton Sea Unit I Project sells electricity to Edison under a 30-year negotiated power purchase agreement, which provides for capacity and energy payments. The energy payment is calculated using a base price which is subject to quarterly adjustments based on a basket of indices. The time period weighted average energy payment for Salton Sea Unit I was 5.6 cents per kilowatt-hour during the nine months ended September 30, 2000. As the Salton Sea Unit I Power Purchase Agreement ("PPA") is not a SO4 Agreement, the energy payments do not revert to payments based on the cost that Edison avoids by purchasing energy from Salton Sea Unit I instead of obtaining the energy from other sources. The capacity payment is approximately $1.1 million per annum.

     Salton Sea Unit II Project and Salton Sea Unit III Project sell electricity to Edison under 30-year modified SO4 Agreements that provide for capacity payments, capacity bonus payments and energy payments. The price for contract capacity and contract capacity bonus payments is fixed for the life of the modified SO4 Agreements. The energy payments for each of the first ten year periods, which periods expired in April 2000 and February 1999 for Salton Sea II and Salton Sea III, respectively, were levelized at a time period weighted average of 10.6 cents per kilowatt-hour and 9.8 cents per kilowatt-hour for Salton Sea Unit II and Salton Sea Unit III, respectively. Currently, the monthly energy payments are based on the cost that Edison avoids by purchasing energy from Salton Sea Unit II or III instead of obtaining the energy from other sources. For Salton Sea Unit II only, Edison is entitled to receive, at no cost, 5% of all energy delivered in excess of 80% of contract capacity through September 30, 2004. The annual capacity and bonus payments for Salton Sea Unit II and Salton Sea Unit III are approximately $3.3 million and $9.7 million, respectively.

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

     Salton Sea Unit V Project will sell approximately one-third of its net output to a zinc facility, which is owned by a subsidiary of MidAmerican and is expected to commence operation in the fourth quarter of 2000. The remainder of the Salton Sea Unit V output is sold through the California Power Exchange (the "PX") or in other market transactions. The PX was created to establish markets for the sale of power on a daily and hourly basis. Thus, PX prices are expected to have the characteristics of short term spot prices and to fluctuate from time to time in a manner that cannot be predicted with accuracy.

     For the nine months ended September 30, 2000 and 1999, Edison's average price paid for energy was 4.6 cents and 2.9 cents, respectively per kilowatt-hour. Estimates of Edison's future avoided cost of energy vary substantially from year to year and therefore cannot be predicted with accuracy.

     Gas Projects. The Saranac Project sells electricity to NYSEG under the Saranac PPA, which provides for capacity and energy payments. Capacity payments, which for the nine months ended September 30, 2000 totaled 2.47 cents per kilowatt-hour, are received for electricity produced during "peak hours" as defined in the Saranac PPA and escalate at approximately 4.1% annually for the remaining term of the contract. Energy payments, which averaged 7.4 cents per kilowatt-hour for the nine months ended September 30, 2000, escalate at approximately 4.4% annually for the remaining term of the Saranac PPA. The Saranac PPA expires in June of 2009.

     The Power Resources Project sells electricity to Texas Utilities Electric Company under the Power Resources PPA, which provides for capacity and energy payments. Capacity payments and energy payments, which for the nine months ended September 30, 2000 were $3.4 million per month and 3.16 cents per kilowatt-hour, respectively, escalate at 3.5% annually for the remaining term of the Power Resources PPA. The Power Resources PPA expires in September 2003.

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

Results of Operations

     Sales of electricity and steam increased to $146.5 million for the three months ended September 30, 2000 from $90.0 million for the same period in 1999. $43 million of this increase was a result of a change in ownership in the Saranac Project, which resulted in full consolidation of the Project's financial results versus equity accounting in 1999. $7.7 million of the increase reflects the addition of Salton Sea Unit V and CE Turbo Projects. $3.3 million of this increase is attributed to higher SRAC rates in the third quarter of 2000. For the nine months ended September 30, 2000, sales of electricity and steam increased to $349.0 million from $231.6 million for the same period in 1999. $128.4 million of this increase was a result of the change in ownership of the Saranac Project. $10.1 million of the increase is the result of the additional operations of the Salton Sea Unit V and CE Turbo Projects. This increase was partially offset by the expiration of fixed price periods for the Salton Sea Units II and III and Leathers Projects and reduced production at the Imperial Valley Projects.

     The  following   operating  data  represents  the  aggregate  capacity  and electricity production of the Imperial Valley Projects:

                           Three Months Ended            Nine Months Ended
                              September 30,                 September 30,
                          2000              1999     2000                 1999

Overall capacity factor     90.1%          101.3%       82.0%             97.3%
Megawatt-hours produced   642,300         597,800   1,557,500         1,704,500
Capacity (net megawatts)
   (weighted average)       323.0          267.4        288.7             267.4

The overall capacity factor for the Imperial Valley Projects decreased for the three and nine months ended September 30, 2000 compared to the same periods in 1999 due to the scheduled and more extensive overhauls in 2000 than in 1999. The megawatt hours produced for the three months ended September 30, 2000 increased from 1999 due to the addition of Salton Sea Unit V and the CE Turbo project.

     The  following   operating  data  represents  the  aggregate  capacity  and electricity production of the Gas Projects:

                                   Three Months Ended      Nine Months Ended
                                      September 30,           September 30,
                                 2000              1999  2000              1999

Overall capacity factor            91.9%          85.5%     89.6%          87.0%
Megawatt-hours produced          994,034      1,076,200 2,886,413      3,260,600
Capacity (net megawatts)(average)    490            570       490            570

     The overall capacity factor of the Gas Projects reflects the effect of contractual curtailments. The capacity factors adjusted for these contractual curtailments during the nine months ended September 30, 2000 and 1999 were relatively consistent at 94.9% and 96.6%, respectively. The decreases in capacity and megawatt-hours produced are due to the transfer of the NorCon Project to GE Capital in December 1999.

     The decrease in equity earnings of subsidiaries for the three and nine months ended September 30, 2000 from the same periods in 1999 reflects the change in the reporting of Saranac Project results from the equity method in 1999 to full consolidation in 2000.

     Interest and other income decreased to $3.2 million during the three months ended September 30, 2000 from $4.7 million for the same period in 1999. Interest and other income decreased to $7.8 million during the nine months ended
September 30, 2000 from $17.7 million for the same period in 1999. These decreases are primarily the result of the recognition of East Mesa royalty income in the first quarter of 1999 and lower interest earned due to lower cash balances as construction funds were expended.

     Plant operating expenses increased during the three months ended September 30, 2000 to $61.7 million from $29.3 million for the same period in 1999. $21.9 million of this increase was due to fully consolidating the Saranac Project results versus equity reporting in 1999. For the nine month period ended September 30, 2000 operating expenses increased to $157.4 million from $84.8 million in 1999. $64.5 million of the increase was primarily due to fully consolidating the Saranac Project results versus equity reporting in 1999. These costs include operating, maintenance, resource, fuel and other plant operating expenses.

     General and administrative expenses decreased to $1.2 million during the three months ended September 30, 2000 from $1.3 million for the same period in 1999. For the nine months ended September 30, 2000 general and administrative costs increased to $3.7 million from $3.3 million in 1999. These costs include administrative services provided to CE Generation, including executive, financial, legal, tax and other corporate functions. The year to date increase is primarily due to increased legal and accounting services.

     Depreciation and amortization increased to $20.6 million during the three months ended September 30, 2000 from $14.5 million for the same period in 1999. For the nine months ended September 30, 2000 depreciation and amortization increased to $59.7 million from $43.4 million in 1999. The increases were primarily due to the full consolidation of the Saranac Project results in 2000, partially offset by reduced step up depreciation after the end of the fixed price periods for the Leathers and Salton Sea Units II and III Projects as a result of greater value being assigned to the scheduled price periods for the contracts relating to these projects at the time of acquisition.

     Interest expense, less amounts capitalized, increased during the three months ended September 30, 2000 to $21.9 million from $18.0 million for the same period in 1999. For the nine months ended September 30, 2000 interest, less amounts capitalized, increased to $62.5 million from $55.7 million in 1999. The increases resulted from CE Generation's issuance of the senior secured notes in March of 1999 and the consolidation of Saranac's interest expense. These variances were partially offset by lower interest expense resulting from the paydown of Salton Sea Funding Corporation and Power Resources Project debt and year to date higher capitalized interest due to the construction of Salton Sea Unit V and CE Turbo.

     The provision for income taxes decreased to $8.5 million during the three months ended September 30, 2000 from $14.2 million for the same period in 1999. For the nine months ended September 30, 2000, the provision for income tax decreased to $11.6 million from $30.5 million in 1999. The changes from year to year in the effective rate are due primarily to the generation of energy tax credits related to the capital expenditures for CE Turbo and Salton Sea Unit V.

     The extraordinary item of $17.5 million in 1999 reflects the premium paid and deferred finance costs associated with the repayment of its 9 7/8% limited recourse senior secured notes.

Liquidity and Capital Resources

     Cash and cash equivalents were $68.9 million at September 30, 2000 as compared to $29.1 million at December 31, 1999. In addition, restricted cash was $35.9 million and $32.6 million at September 30, 2000 and December 31, 1999, respectively.

     On May 26, 2000, CE Generation issued a $6.5 million 10% note due June 15, 2005, in favor of MidAmerican Energy Holdings Company and a $6.5 million 10% note due June 15, 2005 in favor of El Paso CE Generation Holding Company. The notes were prepaid without premium or penalty on October 16, 2000.

     On July 21, 1995, Salton Sea Funding Corporation obtained a $15 million seven year revolving credit agreement between Credit Suisse as bank and agent and other lenders. The interest rate is at the Adjusted Base Rate plus .375% or at the LIBOR rate plus 100 basis points. On May 26, 2000, Salton Sea Funding Corporation borrowed $15 million under its revolving credit agreement. The loan was repaid in two installments, $5 million on July 26, 2000 and $10 million on August 28, 2000.

     Salton Sea Power LLC, one of CE Generation's indirect wholly-owned subsidiaries, completed construction and began operations of Salton Sea Unit V in the third quarter of 2000. Salton Sea Unit V is a 49 net megawatt geothermal power plant which will sell approximately one-third of its net output to a zinc facility, which is owned by a MidAmerican subsidiary and is currently under construction. The remainder is being sold through the PX or in other market transactions.

     CE Turbo LLC, one of CE Generation's indirect wholly-owned subsidiaries, completed construction and began operation of the CE Turbo Project in the third quarter of 2000. The CE Turbo Project has a capacity of 10 net megawatts. The net output of the CE Turbo Project is being sold to the zinc facility or sold through the PX or in other market transactions.

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

Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits
                  Exhibit 27 - Financial Data Schedule

(b)      Report on Form 8-K
                  None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Des Moines, State of Iowa, on this 14th day of November, 2000.

                                 CE Generation, LLC

                                /s/ Joseph M. Lillo
                                By:  Joseph M. Lillo
                                Vice President and Controller

                                  EXHIBIT INDEX

Exhibit                                                                 Page
   No.                                                                   No.

  27                      Financial Data Schedule                        19