Form 10-K
period 2000-12-31
CE GENERATION LLC
filed 2001-03-30
CIK 1097322

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2000

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

     The members equity accounts are held 50% by MidAmerican Energy Holdings Company and 50% by El Paso CE Generation Holding Company as of March 28, 2001.

                                TABLE OF CONTENTS


Part I.......................................................................  1
   Item 1.  Business.........................................................  1
    General..................................................................  1
     The Projects............................................................  2
     Geothermal Facilities...................................................  2
     Gas Facilities..........................................................  4
    Description of the Securities............................................  5
    General..................................................................  5
    Collateral for the Securities............................................  6
    Payment of Interest and Principal........................................  6
    Interest.................................................................  6
    Principal................................................................  6
    Priority of Payments.....................................................  8
    Debt Service Reserve Account.............................................  8
    Optional Redemption......................................................  8
    Mandatory Redemption--At Par.............................................  8
    Mandatory Redemption--With Yield Maintenance Premium.....................  8
    Distributions............................................................  8
    Nature of Recourse on the Securities.....................................  9
    Covenants................................................................  9
    Employees................................................................  9
  Item 2. Properties.........................................................  9
  Item 3. Legal Proceedings.................................................. 10
  Item 4. Submission of Matters to a Vote of Security Holders................ 11

Part II...................................................................... 12
  Item 5.  Market for Registrant's Common Equity and Related Stockholder's
        Matters ............................................................. 12
  Item 6. Selected Financial Data............................................ 13
  Item 7. Management's Discussion and Analysis of Financial Condition and
        Results of Operations ............................................... 14
  Item 7A. Qualitative and Quantitative Disclosures About Market Risk........ 14
  Item 8. Financial Statements and Supplementary Data........................ 22
  Item 9. Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure................................................. 45

Part III......................................................................46
  Item 10.  Directors and Executive Officers..................................46
  Item 11.  Executive Compensation............................................48
  Item 12. Security Ownership of Certain Beneficial Owners and Management ....48
  Item 13.  Certain Relationships and Related Transactions....................48

Part IV.......................................................................49
 Item 14.  Exhibits, Financial Statements Schedule and Reports on Form 8-K....49

SIGNATURES....................................................................50

Exhibit Index.................................................................51

                                     PART I

Item 1.  Business

General

CE Generation, LLC ("CE Generation" or the "Company"), is a special purpose Delaware limited liability company created by MidAmerican Energy Holdings Company ("MEHC" or "MidAmerican") on February 8, 1999, for the sole purpose of issuing securities and holding the equity investments in certain subsidiaries. On March 3, 1999, MEHC sold 50% of its ownership interests in CE Generation to El Paso CE Generation Holding Company which was merged into El Paso Merchant Energy Holding Company on December 31, 2000 ("El Paso Power"), a subsidiary of El Paso Corporation ("El Paso"). The principal executive office of CE Generation is located at 302 South 36th Street, Omaha, Nebraska 68131 and its telephone number is (402) 341-4500.

Due to the then pending merger of MEHC with an electric utility, MEHC was required to divest a portion of its ownership interests in the Company's power projects in order to permit those projects to maintain their status as qualifying facilities ("QFs") under the Public Utilities Regulatory Policies Act of 1978. This law requires that a non-electric utility own at least 50% of a QF. The sale to El Paso Power, which does not own an electric utility, was intended to permit the Company's power projects to satisfy this ownership requirement. By maintaining QF status, the Company's power projects are entitled to an exemption from federal and state utility regulation under the Public Utilities Regulatory Policies Act and are able to maintain compliance with the provisions of their current power purchase agreements which require that they be QFs during the term of those agreements.

The Company's limited liability company operating agreement provides that MidAmerican and El Paso Power each are entitled to appoint 50% of the directors and are entitled to 50% of the distributions made by the Company.

CE Generation owns all of the common stock interests in Magma Power Company ("Magma"), FSRI Holdings, Inc. ("FSRI") and California Energy Development Corporation ("CEDC") and their subsidiaries. Through its subsidiaries, CE Generation is primarily engaged in the development, ownership and operation of environmentally responsible independent power production facilities in the United States utilizing geothermal and natural gas resources. CE Generation has an aggregate net ownership interest of 756 MW of electrical generating capacity in power plants in operation or under construction in the United States, which have an aggregate net capacity of 816 MW.

The Projects

The following table sets out information concerning CE Generation projects:

PROJECT..FUEL.....        COMMERCIAL        CAPACITY     LOCATION
                                       OPERATION

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

Geothermal Facilities

CE Generation affiliates currently operate ten geothermal plants in the Imperial Valley in California. The Partnership Projects consist of the Vulcan, Hoch (Del Ranch), Elmore, Leathers and CE Turbo projects (the "Vulcan Project," the "Hoch (Del Ranch) Project," the "Elmore Project", the "Leathers Project" and "CE Turbo" or "Turbo Project" respectively). The Turbo Project, a wholly owned subsidiary of Magma, commenced operations in 2000.

The remaining five operating Imperial Valley Project plants (the "Salton Sea Projects") are wholly owned by subsidiaries of Magma. These geothermal power plants consist of the Salton Sea I project (the "Salton Sea I Project"), the Salton Sea II project (the "Salton Sea II Project"), the Salton Sea III project (the "Salton Sea III Project") and the Salton Sea IV project (the "Salton Sea IV Project"). The fifth plant, the Salton Sea V Project (the "Salton Sea V Project") commenced commercial operations in 2000.

The Vulcan Project contracts to sell electricity to Southern California Edison ("Edison") under a 30-year Standard Offer No. 4 Agreement ("SO4 Agreement") that commenced on February 10, 1986. The Vulcan Project has a contract capacity and contract nameplate of 29.5 MW and 34 MW, respectively. Under the SO4 Agreement, Edison is obligated to pay the Vulcan Project a capacity payment, a capacity bonus payment and an energy payment. The price for contract capacity payments is fixed for the life of such SO4 Agreement. The as-available capacity price is based on a payment schedule as approved by the CPUC from time to time. The contract energy payment increased each year for the first ten years, which period expired on February 9, 1996. Thereafter, the energy payments are based on Edison's Avoided Cost of Energy.

The Hoch (Del Ranch) Project contracts to sell electricity to Edison under a 30-year SO4 Agreement that commenced on January 2, 1989. The contract capacity and contract nameplate are 34 MW and 38 MW, respectively. The provisions of such SO4 Agreement are substantially the same as the SO4 Agreement with respect to the Vulcan Project. The price for contract capacity payments is fixed for the life of the SO4 Agreement. The fixed price period for energy payments per kWh expired on January 1, 1999. Thereafter, the energy payments are based on Edison's Avoided Cost of Energy.

The Elmore Project contracts to sell electricity to Edison under a 30-year SO4 Agreement that commenced on January 1, 1989. The contract capacity and contract nameplate are 34 MW and 38 MW, respectively. The provisions of such SO4 Agreement are substantially the same as the SO4 Agreement with respect to the Vulcan Project. The price for contract capacity payments is fixed for the life of SO4 Agreement. The fixed price period for energy payments per kWh expired on December 31, 1998. Thereafter, the energy payments are based on Edison's Avoided Cost of Energy.

The Leathers Project contracts to sell electricity to Edison pursuant to a 30-year SO4 Agreement that commenced on January 1, 1990. The contract capacity and contract nameplate are 34 MW and 38 MW, respectively. The provisions of such SO4 Agreement are substantially the same as the SO4 Agreement with respect to the Vulcan Project. The price for contract capacity payments is fixed for the life of the SO4 Agreement which expired on December 31, 1999. Thereafter, the energy payments will be based on Edison's Avoided Cost of Energy.

The Salton Sea I Project contracts to sell electricity to Edison pursuant to a 30-year negotiated power purchase agreement, as amended (the "Salton Sea I PPA"), which provides capacity and energy payments. The contract capacity and contract nameplate are each 10 MW. The capacity payment is based on the firm capacity price which is currently $132.58 per kW-year. The contract capacity payment adjusts quarterly based on a basket of energy indices for the term of the Salton Sea I PPA. The energy payment is calculated using a Base Price (defined as the initial value of the energy payment (4.701 cents per kWh for the second quarter of 1992)), which is subject to quarterly adjustments based on a basket of indices. The time period weighted average energy payment for Salton Sea I was 5.7 cents per kWh during 2000. As the Salton Sea I PPA is not an SO4 Agreement, the energy payments do not revert to Edison's Avoided Cost of Energy.

The Salton Sea II Project contracts to sell electricity to Edison pursuant to a 30-year modified SO4 Agreement that commenced on April 5, 1990. The contract capacity and contract nameplate are 15 MW (16.5 MW during on-peak periods) and 20 MW, respectively. The contract requires Edison to make capacity payments, capacity bonus payments and energy payments. The price for contract capacity and contract capacity bonus payments is fixed for the life of the modified SO4 Agreement. The energy payments for the first ten-year period, which period expired on April 4, 2000, were levelized at a time period weighted average of
10.6 cents per kWh. Thereafter, the monthly energy payments are based on Edison's Avoided Cost of Energy. Edison is entitled to receive, at no cost, 5% of all energy delivered in excess of 80% of contract capacity through September 30, 2004.

The Salton Sea III Project contracts to sell electricity to Edison pursuant to a 30-year modified SO4 Agreement that commenced on February 13, 1989. The contract capacity is 47.5 MW and the contract nameplate is 49.8 MW. The SO4 Agreement requires Edison to make capacity payments, capacity bonus payments and energy payments for the life of the SO4 Agreement. The price for contract capacity payments and capacity bonus payments is fixed at $175/kW per year. The energy payments for the first ten-year period, which period expired on February 12, 1999, were levelized at a time period weighted average of 9.8 cents per kWh. Thereafter, the monthly energy payments are based on Edison's Avoided Cost of Energy.

The Salton Sea IV Project contracts to sell electricity to Edison pursuant to a modified SO4 Agreement which provides for contract capacity payments on 34 MW of capacity at two different rates based on the respective contract capacities deemed attributable to the original Salton Sea I PPA option (20 MW) and to the original Salton Sea IV SO4 Agreement ("Fish Lake PPA") (14 MW). The capacity payment price for the 20 MW portion adjusts quarterly based upon specified indices and the capacity payment price for the 14 MW portion is a fixed levelized rate. The energy payment (for deliveries up to a rate of 39.6 MW) is at a fixed price for 55.6% of the total energy delivered by Salton Sea IV and is based on an energy payment schedule for 44.4% of the total energy delivered by Salton Sea IV. The contract has a 30-year term but Edison is not required to purchase the 20 MW of capacity and energy originally attributable to the Salton Sea I PPA option after September 30, 2017, the original termination date of the Salton Sea I PPA.

The Turbo Project, which commenced commercial operation in the third quarter of 2000, sold its output through market transactions The Turbo Project may sell its output to a zinc facility, which is owned by a subsidiary of MidAmerican and is expected to commence operations in mid-2001.

Salton Sea Unit V Project, which commenced operations in the third quarter of 2000, will sell approximately one-third of its net output to a zinc facility, which is owned by a subsidiary of MidAmerican and is expected to commence operations in mid-2001. The remainder of the Salton Sea Unit V output in 2000 was sold through other market transactions.

On January 17, 2001, Salton Sea Power and CE Turbo entered into an agreement to sell available power from Salton Sea Unit V and CE Turbo to El Paso Merchant Energy, L.P. ("EPME"). Under the terms of the agreement, at the option of Salton Sea Power and CE Turbo, EPME will purchase all available power from the Salton Sea Unit V and CE Turbo based on day ahead price quotes received from EPME.

Gas Facilities

The Yuma Project is a 50 net MW natural gas-fired cogeneration project in Yuma, Arizona providing 50 MW of electricity to San Diego Gas & Electric Company ("SDG&E") under an existing 30-year power purchase contract ("Yuma PPA"). The energy is sold at SDG&E's Avoided Cost of Energy and the capacity is sold to SDG&E at a fixed price for the life of the Yuma PPA. The power is wheeled to SDG&E over transmission lines constructed and owned by Arizona Public Service Company ("APS"). The Yuma Project commenced commercial operation in May 1994. The project entity, Yuma Cogeneration Associates ("YCA"), has executed steam sales contracts with Queen Carpet, Inc. to act as its thermal host. Since the industrial entity has the right under its agreement to terminate the agreement upon one year's notice if a change in its technology eliminates its need for steam, and in any case to terminate the agreement at any time upon three years notice, there can be no assurance that the Yuma Project will maintain its status as a QF. However, if the industrial entity terminates the agreement, YCA anticipates that it will be able to locate an alternative thermal host in order to maintain its status as a QF. A natural gas supply and transportation agreement has been executed with Southwest Gas Corporation, terminable under certain circumstances by YCA and Southwest Gas Corporation.

The Saranac Project is a 240 net MW natural gas-fired cogeneration facility located in Plattsburgh, New York, which began commercial operation in June 1994. The Saranac Project has entered into a 15-year power purchase agreement (the "Saranac PPA") with New York State Electric & Gas ("NYSEG"). The Saranac Project is a QF and has entered into 15-year steam purchase agreements (the "Saranac Steam Purchase Agreements") with Georgia-Pacific Corporation and Tenneco Packaging, Inc. The Saranac Project has a 15-year natural gas supply contract (the "Saranac Gas Supply Agreement") with Shell Canada Limited ("Shell Canada") to supply 100% of the Saranac Project's fuel requirements. Shell Canada is responsible for production and delivery of natural gas to the U.S.-Canadian border; the gas is then transported by the North Country Gas Pipeline Corporation ("NCGP") the remaining 22 miles to the plant. NCGP is a wholly-owned subsidiary of Saranac Power Partners, L.P. (the "Saranac Partnership") and the Saranac Partnership also owns the Saranac Project. NCGP also transports gas for NYSEG and Georgia-Pacific. Each of the Saranac PPA, the Saranac Steam Purchase Agreements and the Saranac Gas Supply Agreement contains rates that are fixed for the respective contract terms. The 2000 Saranac PPA rates escalate at a higher percentage than fuel rates. The Saranac Partnership is indirectly owned by subsidiaries of CE Generation, Tomen Corporation ("Tomen") and General Electric Capital Corporation ("GECC").

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

On August 7, 1997, NYSEG filed a complaint in the U.S. District Court for the Northern District of New York against the FERC, the PSC (and the Chairman,
Deputy Chairman and the Commissioners of the PSC as individuals in their official capacity), the Saranac Partnership and Lockport Energy Associates, L.P. ("Lockport") concerning the power purchase agreements that NYSEG entered into with Saranac Partners and Lockport. NYSEG's suit asserts that the PSC and the FERC improperly implemented PURPA in authorizing the pricing terms that NYSEG, the Saranac Partnership and Lockport agreed to in those contracts. The action raises similar legal arguments to those rejected by the FERC in its April and July 1995 orders. NYSEG in addition asks for retroactive reformation of the contracts as of the date of commercial operation and seeks a refund of $281 million from the Saranac Partnership. The Saranac Partnership and other parties have filed motions to dismiss and oral arguments on those motions were heard on March 2, 1998 and again on March 3, 1999. On September 30, 2000 the District Court granted the motions to dismiss. NYSEG filed a Notice of Appeal on October 25, 2000 appealing the decision to the United States Court of Appeals for the Second Circuit. NYSEG filed its appellate brief on February 9, 2001. On March 12, 2001 Saranac filed its appellate brief. Oral arguments on the appeal are expected to occur during the second quarter of 2001. The Saranac Partnership believes that NYSEG's claims are without merit for the same reasons described in the FERC's orders and the District Court's decision.

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

Principal

The principal of the securities will be payable in semiannual installments, commencing June 15, 2000, as follows:

PAYMENT DATE               PERCENTAGE OF
                            PRINCIPAL AMOUNT
                            PAYABLE

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

Nature of Recourse on the Securities

The obligation to pay principal of, premium (if any) and interest on the securities are obligations solely of CE Generation, secured by the collateral. Neither MidAmerican nor El Paso, nor any affiliate, shareholder, member, officer, director or employee of CE Generation or of MidAmerican or El Paso will guarantee the payment of the securities or has any obligation with respect to the securities (other than the assignment by the assigning subsidiaries of their available cash flows to secure the obligation to make payments on the securities).

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

Employees

Employees necessary for the operation of the CE Generation projects are provided by CalEnergy Operating Corporation ("CEOC") and Falcon Power Operating Company ("FPOC"), indirect subsidiaries of CE Generation, under operation and maintenance agreements. As of December 31, 2000, CEOC and FPOC, employed 197 and 62 people full-time, respectively.

MidAmerican agreed to provide administrative and management services, including accounting, legal, human resources, cash management and energy production oversight services, to the Company under an administrative services agreement. MidAmerican is reimbursed for its actual costs and expenses of providing the services. Other affiliates of El Paso agreed to provide power marketing and fuel management services to the Company in return for reimbursement of its actual costs and expenses of providing the services. These agreements each have an initial term of one year and then continue from year to year until terminated by either party. The Company also entered into an agreement with MidAmerican and El Paso Power to provide El Paso Power with a right of first refusal for the Company to participate in the development of any future geothermal power projects or combined geothermal power and mineral recovery projects proposed by MidAmerican in the area of the geothermal reservoir that currently supplies geothermal resources to the Imperial Valley projects in return for the payment of a royalty to MidAmerican. If the Company elects not to participate, the agreement gives MidAmerican the right to develop the new project upon a showing that there are sufficient geothermal resources for both the new project and the Company's existing projects.

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

Edison, a wholly-owned subsidiary of Edison International, is a public utility primarily engaged in the business of supplying electric energy to retail customers in Central and Southern California, excluding Los Angeles. CE Generation is aware that there have been public announcements that Edison's financial condition has deteriorated as a result of reduced liquidity. Based on public announcements, CE Generation understands that Edison has not made payments to other qualifying facilities ("QFs") from which Edison purchases power and has not made scheduled payments of debt service. Edison's senior unsecured debt obligations are currently rated Caa2 (on watch for possible downgrade) by Moody's and D by S&P.

CE Generation is aware that there have been public announcements that Edison, other industry participants and governmental entities have taken actions in response to Edison's financial condition. These actions include the following:

o    The  Federal  Energy  Regulatory  Commission  ("FERC")  has issued an order eliminating requirements that Edison and other California utilities purchase power from the structured power market in California known as the California Power Exchange in order to provide them with an opportunity to obtain power from alternative sources at a lower cost.

o The State of California has enacted legislation to provide for the California Department of Water Resources to purchase wholesale power and sell it to retail customers, which will be funded by a surcharge on retail rates. The California legislature is also considering other legislation to improve the financial condition of the California electric utilities.

o The California Public Utilities Commission ("CPUC") approved a decision on March 27, 2001 to increase retail electricity rates by approximately 40%. In another decision that day, the CPUC and ordered Edison to pay the QFs on a go forward basis within 15 days of the invoice modified the purportedly calculation of Short Run Avoided Cost.

o The State of California and Edison have announced a preliminary agreement for the State to purchase Edison's transmission assets for $2.7 billion and to allow Edison to issue bonds for a substantial portion of its undercollection of revenues.

CE Generation can give no assurance as to the likely result of any of the actions described above or as to whether such actions will have a positive effect on the financial condition of Edison or its willingness to make payments under the Power Purchase Agreements.

Edison has failed to pay approximately $76 million due under the Power Purchase Agreements for power delivered in November and December 2000 and January 2001, although the Power Purchase Agreements provide for billing and payment on a schedule where payments would have normally been received in early January, February and March 2001. Edison has not notified the Imperial Valley Projects as to when they can expect to receive these payments. This continued non-payment by Edison could result in an untenable situation for the continued operation of the Imperial Valley Projects unless additional funds are obtained in the near future.

On February 21, 2001, the Imperial Valley Projects filed a lawsuit against Edison in California's Imperial County Superior Court seeking a court order requiring Edison to make the required payments under the Power Purchase Agreements. The lawsuit also requested, among other things, that the court order permit the Imperial Valley Projects to suspend deliveries of power to Edison and to permit the Imperial Valley Projects to sell such power to other purchasers in California.

On March 22, 2001,  the Superior  Court  granted the Imperial  Valley  Projects'
Motion for Summary Adjudication and a Declaratory Judgment ordering that: 1) under the Power Purchase Agreements, the Imperial Valley Projects have the right to temporarily suspend deliveries of capacity and energy to Edison, 2) the Imperial Valley Projects are entitled to resell the energy and capacity to other purchasers and 3) the interim suspension of deliveries to Edison shall not in any respect result in the modifications or termination of the Power Purchase Agreements and the Power Purchase Agreements shall in all respects continue in full force and effect other than the temporary suspension of deliveries to Edison. The Imperial Valley Projects intend to vigorously pursue their other remedies in this action in light of Edison's continuing non-payment.

CE Generation is hopeful that the current Edison situation is temporary and the proceedings in the legal, regulatory, financial and political arenas will lead to the improvement of Edison's financial condition in the near future and the payment by Edison of amounts due under the Power Purchase Agreements. However, no assurance can be given that this will be the case.

As a result of Edison's failure to make the payments due under the Power Purchase Agreements and the recent downgrades of Edison's credit ratings, Moody's has downgraded the ratings for the Salton Sea Funding Corporation (the "Funding Corporation") Securities to Caa2 (negative outlook) and S&P has downgraded the ratings for the Funding Corporation Securities to BBB- and has placed the Securities on "credit watch negative". Accordingly, the Funding Corporation does not believe it is currently able to obtain funds in the banking or capital markets. However, a failure by Edison to make these payments as well as subsequent monthly payments, for a substantial period of time after the payments are due, is not expected to have a material adverse effect on the ability of CE Generation to make payments on the CE Generation bonds due to cash flows from the Gas Projects. However, there can be no assurance that such a failure by Edison would not cause a material adverse effect.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder's Matters

Not applicable.

Item 6.  Selected Financial Data

                      SELECTED CONSOLIDATED FINANCIAL DATA

                                 (in thousands)

The selected data presented below as of December 31, 2000, 1999, 1998 and 1997 and for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 are derived from CE Generation's audited consolidated financial statements. The consolidated financial statements reflect the consolidated financial statements of Magma and subsidiaries (excluding wholly-owned subsidiaries retained by MidAmerican), FSRI Holdings, Inc. and subsidiaries and Yuma Cogeneration Associates, each a wholly-owned subsidiary of CE Generation. The consolidated financial statements present CE Generation's financial position, results of operations and cash flows as if CE Generation were a separate legal entity for all periods presented. The selected data presented below as of December 31, 1996 are derived from unaudited consolidated financial statements and reflect all adjustments necessary in the opinion of our management for a fair presentation of the data.

                                                                         YEAR ENDED DECEMBER 31,

                                                2000(1)          1999(2)        1998           1997          1996(3)
Statement of Operations Data:
Sales of electricity and thermal energy      $  499,926      $  295,787     $  395,560     $  381,458    $   281,307
Total revenue                                   510,796         340,683        436,175        407,138        304,843
Income before minority interest and
  extraordinary item                             89,148          61,970         93,778         69,996         46,211
Minority interest                               (15,613)            ---            ---            ---            ---
Extraordinary item (4)                              ---         (17,478)           ---            ---            ---
Net income                                       73,535          44,492         93,778         69,996         46,211

                                                                            AS OF DECEMBER 31,
                                                2000(1)           1999          1998           1997         1996(3)
Balance Sheet Data:
Total assets                                 $1,987,323      $1,725,411     $1,782,385     $1,560,874    $ 1,611,087
Project loans, including current portion        230,221          76,261         90,529        103,334        114,571
Salton Sea notes and bonds, including
  current portion                               543,908         568,980        626,816        448,754        538,982
Senior Secured Bonds, including current
  portion                                       389,600         400,000            ---            ---            ---
Total liabilities                             1,479,944       1,333,131      1,245,438      1,096,734      1,156,184
Net investments and advances
   (members' equity at
   December 31, 2000 and 1999)                  438,915         392,280        536,947        464,140        454,903

(1) Reflects full consolidation of the Saranac Project, which was previously accounted for as an equity investment. The 2000 results also reflect the addition of Salton Sea Unit V and CE Turbo Projects which commenced operations in 2000.

(2) The decrease in revenue and net income in 1999 was due to the expiration of the fixed price periods for the Elmore, Del Ranch and Salton Sea III Projects.
(3) Reflects the acquisition of the remaining 50% of the Elmore, Vulcan, Del Ranch and Leathers projects on April 17, 1996 and the acquisition of Falcon Seaboard Resources on August 7, 1996.

(4) The extraordinary item recognized in the year ended December 31, 1999 reflects the early redemption of substantially all of the outstanding 9 7/8% Limited Recourse Senior Secured Notes Due 2003.

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

On March 3, 1999, MEHC closed the sale of 50% of its ownership interests in CE Generation to El Paso CE Generation Holding Company, which was merged into El Paso Merchant Energy Holding Company on December 31, 2000 ("El Paso Power"). El Paso Power is an affiliate of El Paso Corporation.

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

Factors Affecting Results of Operations

The capacity factor for a particular project is determined by dividing total quantity of electricity sold by the product of the project's capacity and the total hours in the year. The capacity factors for Vulcan Project, Hoch (Del Ranch) Project, Elmore Project, Leathers Project, and Turbo Project plants are based on capacity amounts of 34, 38, 38, 38 and 10 net megawatts, respectively. The capacity factors for Salton Sea Unit I Project, Salton Sea Unit II Project, Salton Sea Unit III Project, Salton Sea Unit IV Project, and Salton Sea Unit V Project plants are based on capacity amounts of 10, 20, 49.8, 39.6, and 49.8 net megawatts, respectively. The capacity factors for the Saranac Project, Power Resources Project and Yuma Project plants are based on capacity amounts of 240, 200 and 50 net megawatts, respectively. Each plant possesses an operating margin which allows for production in excess of the amount listed above. Utilization of this operating margin is based upon a variety of factors and can be expected to vary throughout the year under normal operating conditions. The amount of revenues received by these projects is affected by the extent to which they are able to operate and generate electricity. Accordingly, the capacity and capacity factor figures provide information on operating performance that has affected the revenues received by these projects.

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

Power Purchase Agreements

Imperial Valley Projects. The Partnership Projects (excluding CE Turbo) contract to sell all electricity generated by the respective plants under four long-term SO4 Agreements between the Partnership Projects and Edison. These SO4 Agreements provide for capacity payments, capacity bonus payments and energy payments. Edison makes fixed annual capacity and capacity bonus payments to the Partnership Projects to the extent that capacity factors exceed benchmarks set forth in the agreements. The price for capacity and capacity bonus payments is fixed for the life of the SO4 Agreements. Energy is sold at increasing fixed rates for the first ten years after firm operation and thereafter at rates based on the cost that Edison avoids by purchasing energy from the Imperial Valley Partnership Projects instead of obtaining the energy from other sources.

The scheduled energy price periods of the Partnership Projects' long-term agreements extended until February 1996, December 1998, December 1998 and December 1999 for each of the Vulcan Project, Del Ranch Project, Elmore Project and Leathers Project, respectively.

Salton Sea Unit I Project contracts to sell electricity to Edison under a 30-year negotiated power purchase agreement, which provides for capacity and energy payments. The energy payment is calculated using a base price which is subject to quarterly adjustments based on a basket of indices. The time period weighted average energy payment for Salton Sea Unit I was 5.7 cents per kilowatt-hour during 2000. As the Salton Sea Unit I PPA is not a SO4 Agreement, the energy payments do not revert to payments based on the cost that Edison avoids by purchasing energy from Salton Sea Unit I instead of obtaining the energy from other sources. The capacity payment is approximately $1.1 million per annum.

Salton Sea Unit II Project and Salton Sea Unit III Project contract to sell electricity to Edison under 30-year modified SO4 Agreements that provide for capacity payments, capacity bonus payments and energy payments. The price for contract capacity and contract capacity bonus payments is fixed for the life of the modified SO4 Agreements. The energy payments for each of the first ten year periods, which periods expired in April 2000 for Salton Sea II and expired in February 1999 for Salton Sea III, are levelized at a time period weighted average of 10.6 cents per kilowatt-hour and 9.8 cents per kilowatt-hour for Salton Sea Unit II and Salton Sea Unit III, respectively. Thereafter, the monthly energy payments are based on the cost that Edison avoids by purchasing energy from Salton Sea Unit II or III instead of obtaining the energy from other sources. For Salton Sea Unit II only, Edison is entitled to receive, at no cost, 5% of all energy delivered in excess of 80% of contract capacity through September 30, 2004. The annual capacity and bonus payments for Salton Sea Unit II and Salton Sea Unit III are approximately $3.3 million and $9.7 million, respectively.

Salton Sea Unit IV Project contracts to sell electricity to Edison under a modified SO4 Agreement which provides for contract capacity payments on 34 megawatts of capacity at two different rates based on the respective contract capacities deemed attributable to the original Salton Sea Unit I PPA option (20 megawatts) and to the original Fish Lake PPA (14 megawatts). The capacity payment price for the 20 megawatts portion adjusts quarterly based upon specified indices and the capacity payment price for the 14 megawatts portion is a fixed levelized rate. The energy payment (for deliveries up to a rate of 39.6 megawatts) is at a fixed rate for 55.6% of the total energy delivered by Salton Sea Unit IV and is based on an energy payment schedule for 44.4% of the total energy delivered by Salton Sea Unit IV. The contract has a 30-year term but Edison is not required to purchase the 20 megawatts of capacity and energy originally attributable to the Salton Sea Unit I PPA option after September 30, 2017, the original termination date of the Salton Sea Unit I PPA.

The Turbo Project, which commenced commercial operation in the third quarter of 2000, sells its output through other market transactions. The Turbo Project may sell its output to a zinc facility, which is owned by a subsidiary of MidAmerican and is expected to commence operations in mid-2001.

Salton Sea Unit V Project, which commenced operations in the third quarter of 2000, will sell approximately one-third of its net output to a zinc facility, which is owned by a subsidiary of MidAmerican and is expected to commence operations in mid-2001. The remainder of the Salton Sea Unit V output in 2000 was sold through other market transactions.

On January 17, 2001, Salton Sea Power and CE Turbo entered into an agreement to sell available power from Salton Sea Unit V and CE Turbo to EPME. Under the terms of the agreement, at the option of Salton Sea Power and CE Turbo, EPME will purchase all available power from Salton Sea Unit V and CE Turbo based on day ahead price quotes received from EPME.

For the years ended December 31, 2000 and 1999, Edison's average Avoided Cost of Energy was 5.8 cents and 3.1 cents per kilowatt-hour, respectively. The Company cannot predict the likely level of energy prices under the SO4 Agreements and the modified SO4 Agreements at the expiration of the fixed payment periods. See discussion in Item 3, Legal Proceedings on page 10.

Gas Projects. The Saranac Project sells electricity to NYSEG under the Saranac PPA, which provides for capacity and energy payments. Capacity payments, which in 2000 totaled 2.47 cents per kilowatt-hour, are received for electricity produced during "peak hours" as defined in the Saranac PPA and escalate at approximately 4.1% annually for the remaining term of the contract. Energy payments, which averaged 7.21 cents per kilowatt-hour in 2000, escalate at approximately 4.4% annually for the remaining term of the Saranac PPA. The Saranac PPA expires in June of 2009.

The Power Resources Project sells electricity to Texas Utilities Electric Company under the Power Resources PPA, which provides for capacity and energy payments. Capacity payments and energy payments, which in 2000 are $3.4 million per month and 3.3 cents per kilowatt-hour, respectively, escalate at 3.5% annually for the remaining term of the Power Resources PPA. The Power Resources PPA expires in September 2003.

The Yuma Project sells electricity to SDG&E under the Yuma PPA. The energy is sold at a price based on the cost that SDG&E avoids by purchasing energy from the Yuma Project instead of obtaining the energy from other sources. The capacity is sold to SDG&E at a fixed price for the life of the Yuma PPA. The power is delivered to SDG&E over transmission lines constructed and owned by APS.

Results of Operations for the Years Ended December 2000, 1999 and 1998

Sales of electricity and steam increased to $499.9 million in the year ended December 31, 2000 from $295.8 million in the year ended December 31, 1999, a 69% increase. Approximately $170 million of this increase reflects the full consolidation of the Saranac Project. Approximately $21 million of the increase is related to higher energy rates at the Yuma Project and the Imperial Valley Projects. Sales of electricity and steam decreased to $295.8 million in the year ended December 31, 1999 from $395.6 million in the year ended December 31, 1998, a 25% decrease. This decrease was primarily a result of the expiration of the fixed price periods for the Elmore and Del Ranch Projects and for the Salton Sea Unit III Project. These periods ended in December 1998, December 1998 and February 1999, respectively.

The following operating data represents the aggregate capacity and electricity production of the Imperial Valley Projects:

                                2000                 1999           1998

Overall capacity factor         87.7%                98.2%          98.2%
Megawatt-hours produced     2,296,800            2,300,700      2,299,400
Capacity (net megawatts)
        (weighted average)      298.3                267.4          267.4

The overall capacity factor for the Imperial Valley Projects decreased in 2000 as significant overhauls and outage work was scheduled due to the construction and tie in of the upgraded brine facilities and the start-up of Salton Sea Unit V and Turbo.

The following operating data represents the aggregate capacity and electricity production of the Gas Projects:

                                     2000               1999           1998

Overall capacity factor             86.48%               83.5%          81.6%
Megawatt-hours produced          3,722,401           4,258,606      4,072,620
Capacity (net megawatts)
        (weighted average)             490                 557            570

The overall capacity factor of the Gas Projects reflects the effect of contractual curtailments. The capacity factors adjusted for these contractual curtailments are 86.5%, 92.5%, and 92.2% for 2000, 1999, and 1998, respectively. The decrease in megawatt hours produced and capacity from 1999 to 2000 is due to the transfer of a formerly owned project to a third party. The changes in the overall capacity factor in 2000, 1999, and 1998 were due primarily to major maintenance downtime and lower electricity production at the Saranac Project due to 1998 winter snow and ice storms which caused transmission curtailment.

The decrease in equity earnings of subsidiaries in 2000 to $0 from $22.9 million in 1999 reflects the full consolidation of the Saranac Project in 2000. The increase in equity earnings of subsidiaries in 1999 to $22.9 million from $10.7 million in 1998 was primarily due to lower electricity production at the Saranac Project in 1998 due to severe winter snow and ice storms which caused transmission curtailments.

Interest and other income decreased to $10.9 million in 2000 from $22.0 million in 1999 was due to reduced royalty income at the Imperial Valley Projects. Interest and other income decreased to $22.0 million in the year ended December 31, 1999 from $29.9 million in the year ended December 31, 1998. These decreases were primarily due to reduced royalty income at the Imperial Valley Projects, and decreased interest income as cash balances were used to fund construction projects.

Plant operating expenses increased to $229.9 million in the year ended December 31, 2000 from $112.8 million in the year ended December 31, 1999. Approximately $86 million of this increase, related to the full consolidation of the Saranac Project in 2000. The remaining increase relates to chemicals, waste removal and demolition costs at the Imperial Valley Projects. These costs include operating, maintenance, resource, fuel and other plant operating expenses. Plant operating expenses decreased marginally to $112.8 million in the year ended December 31, 1999 from $114.1 million in the year ended December 31, 1998.

General and administrative expenses increased to $5.5 million in the year ended December 31, 2000 from $4.6 million in the year ended December 31, 1999. These costs include administrative services provided to CE Generation, including executive, financial, legal, tax and other corporate functions. The increase in 2000 reflects increased legal and tax/consulting expenses.

Depreciation and amortization increased to $80.7 million in 2000 from $57.9 million in 1999. Approximately $23.0 million of the increase reflects the full consolidation of the Saranac Project in 2000. Depreciation and amortization decreased to $57.9 million in 1999 from $96.8 million in 1998. The decrease was primarily due to reduced step up depreciation after the end of the fixed price periods for the Del Ranch, Elmore and Salton Sea Unit III Projects as a result of greater value being assigned to the fixed price periods for the contracts relating to these projects at the time of acquisition.

Interest expense, less amounts capitalized increased to $84.2 million in 2000 from $72.5 million in 1999. This increase reflects the full consolidation of the Saranac Project and a full year of interest on the CE Generation Securities. Interest expense, less amounts capitalized, decreased in 1999 to $72.5 million from $74.3 million in 1998, a decrease of 2.4%. Lower interest expense resulted from the paydown of the Salton Sea Funding Corporation and Power Resources Project debt offset by Salton Sea Funding Corporation's Series F issuance in October 1998 and CE Generation's issuance of Securities in March 1999.

The provision for income taxes decreased to $21.4 million in 2000 from $30.9 million in 1999. The provision for income taxes decreased to $30.9 million in 1999 from $52.2 million in 1998. The effective tax rate was 19.4%, 33.3% and 35.8% in 2000, 1999 and 1998, respectively. The changes from year to year in the effective rate are due primarily to the generation and utilization of energy tax credits and depletion deductions.

The extraordinary item of $17.5 million in 1999 reflects the remaining unamortized premium paid and deferred finance costs associated with the repayment of its 9 7/8% Limited Recourse Senior Secured Notes.

Liquidity and Capital Resources

Cash and cash equivalents were $36.2 million at December 31, 2000 as compared to $29.1 million at December 31, 1999. In addition, restricted cash was $24.4 million and $32.6 million at December 31, 2000 and December 31, 1999, respectively. The decrease in restricted cash was primarily due to the use of the proceeds from issuance of Salton Sea Funding Corporation bonds for the construction of Salton Sea Unit V Project and the CE Turbo Project and the construction of upgrades to the brine facilities at some of the Imperial Valley Projects.

Edison, a wholly-owned subsidiary of Edison International, is a public utility primarily engaged in the business of supplying electric energy to retail customers in Central and Southern California, excluding Los Angeles. CE Generation is aware that there have been public announcements that Edison's financial condition has deteriorated as a result of reduced liquidity. Based on public announcements, CE Generation understands that Edison has not made payments to other qualifying facilities ("QFs") from which Edison purchases power and has not made scheduled payments of debt service. Edison's senior unsecured debt obligations are currently rated Caa2 (on watch for possible downgrade) by Moody's and D by S&P.

CE Generation is aware that there have been public announcements that Edison, other industry participants and governmental entities have taken actions in response to Edison's financial condition. These actions include the following:

o    The  Federal  Energy  Regulatory  Commission  ("FERC")  has issued an order eliminating requirements that Edison and other California utilities purchase power from the structured power market in California known as the California Power Exchange in order to provide them with an opportunity to obtain power from alternative sources at a lower cost.

o The State of California has enacted legislation to provide for the California Department of Water Resources to purchase wholesale power and sell it to retail customers, which will be funded by a surcharge on retail rates. The California legislature is also considering other legislation to improve the financial condition of the California electric utilities.

o The California Public Utilities Commission ("CPUC") approved a decision on March 27, 2001 to increase retail electricity rates by approximately 40%. In another decision that day, the CPUC and ordered Edison to pay the QFs on a go forward basis within 15 days of the invoice modified the purportedly calculation of Short Run Avoided Cost.

o The State of California and Edison have announced a preliminary agreement for the State to purchase Edison's transmission assets for $2.7 billion and to allow Edison to issue bonds for a substantial portion of its undercollection of revenues.

CE Generation can give no assurance as to the likely result of any of the actions described above or as to whether such actions will have a positive effect on the financial condition of Edison or its willingness to make payments under the Power Purchase Agreements.

Edison has failed to pay approximately $76 million due under the Power Purchase Agreements for power delivered in November and December 2000 and January 2001, although the Power Purchase Agreements provide for billing and payment on a schedule where payments would have normally been received in early January, February and March 2001. Edison has not notified the Imperial Valley Projects as to when they can expect to receive these payments. This continued non-payment by Edison could result in an untenable situation for the continued operation of the Imperial Valley Projects unless additional funds are obtained in the near future.

On February 21, 2001, the Imperial Valley Projects filed a lawsuit against Edison in California's Imperial County Superior Court seeking a court order requiring Edison to make the required payments under the Power Purchase Agreements. The lawsuit also requested, among other things, that the court order permit the Imperial Valley Projects to suspend deliveries of power to Edison and to permit the Imperial Valley Projects to sell such power to other purchasers in California.

On March 22, 2001,  the Superior  Court  granted the Imperial  Valley  Projects'
Motion for Summary Adjudication and a Declaratory Judgment ordering that: 1) under the Power Purchase Agreements, the Imperial Valley Projects have the right to temporarily suspend deliveries of capacity and energy to Edison, 2) the Imperial Valley Projects are entitled to resell the energy and capacity to other purchasers and 3) the interim suspension of deliveries to Edison shall not in any respect result in the modifications or termination of the Power Purchase Agreements and the Power Purchase Agreements shall in all respects continue in full force and effect other than the temporary suspension of deliveries to Edison. The Imperial Valley Projects intend to vigorously pursue their other remedies in this action in light of Edison's continuing non-payment.

CE Generation is hopeful that the current Edison situation is temporary and the proceedings in the legal, regulatory, financial and political arenas will lead to the improvement of Edison's financial condition in the near future and the payment by Edison of amounts due under the Power Purchase Agreements. However, no assurance can be given that this will be the case.

As a result of Edison's failure to make the payments due under the Power Purchase Agreements and the recent downgrades of Edison's credit ratings, Moody's has downgraded the ratings for the Salton Sea Funding Corporation (the "Funding Corporation") Securities to Caa2 (negative outlook) and S&P has downgraded the ratings for the Funding Corporation Securities to BBB- and has placed the Securities on "credit watch negative". Accordingly, the Funding Corporation does not believe it is currently able to obtain funds in the banking or capital markets. However, a failure by Edison to make these payments as well as subsequent monthly payments, for a substantial period of time after the payments are due, is not expected to have a material adverse effect on the ability of CE Generation to make payments on the CE Generation bonds due to cash flows from the Gas Projects. However, there can be no assurance that such a failure by Edison would not cause a material adverse effect.

Salton Sea Unit V Project, which commenced operations in the third quarter of 2000, will sell approximately one-third of its net output to a zinc facility, which is owned by a subsidiary of MidAmerican and is expected to commence operations in mid-2001. The remainder of the Salton Sea Unit V output in 2000 was sold through other market transactions. On January 17, 2001, Salton Sea Power, LLC entered into a transaction agreement with El Paso Merchant Energy, L.P. ("EPME") in which Salton Sea Unit V Project's available power is sold to EPME on a day ahead basis.

The Turbo Project, which commenced commercial operation in the third quarter of 2000, sells its output through other market transactions. On January 17, 2001, Salton Sea Power LLC entered into a transaction agreement, with EPME, in which the Turbo Project's available power is sold to EPME on a day ahead basis. The Turbo Project may sell its output to a zinc facility, which is owned by a subsidiary of MidAmerican and is expected to commence operations in mid-2001.

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

The proceeds of Series F of the Salton Sea Funding Corporation debt are being used in part to construct the zinc facility, and the direct and indirect owners of the zinc facility are among the guarantors of the Salton Sea Funding Corporation debt. MidAmerican has guaranteed the payment by the zinc guarantors of a specified portion of the scheduled debt service on the Imperial Valley loans described in the preceding paragraph, including the current principal amount of approximately $140.5 million and associated interest.

Environmental Liabilities

The Company may be exposed to environmental costs in the ordinary course of business. Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other social and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating sites, other companies' clean-up experience and data released by the Environmental Protection Agency or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new circumstances, and are included in the accompanying balance sheets at their undiscounted amounts. As of December 31, 2000 and 1999, the environmental liabilities recorded on the balance sheet were not material.

Inflation

Inflation has not had a significant impact on CE Generation's cost structure.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", which was delayed by SFAS 137 and amended by SFAS 138. SFAS 133/138 requires an entity to recognize all of its derivatives as either assets or liabilities in its statement of financial position and measure those instruments at fair value. CE Generation implemented the new standards on January 1, 2001. The initial adoption of SFAS 133/138 did not have a material impact on CE Generation's financial position, results of operations or any impact on its cash flows.

The FASB's Derivatives Implementation Group continues to identify and provide guidance on various implementation issues related to SFAS 133/138 that are in varying stages of review and clearance by the Derivative Implementation Group and FASB. CE Generation has not determined if the ultimate resolution of those issues would have a material impact on its financial statements.

Accounting Policy Change

The Company is considering adopting a new policy of accounting for major maintenance, overhaul and well workover costs. These costs, which have historically been accounted for using deferral and accrued methods, would be expensed as incurred. As of January 1, 2001, the cumulative effect of this change would be a decrease in net income of approximately $15.1 million, net of tax.

Forward-Looking Statements

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

Item 7A.  Qualitative and Quantitative Disclosures About Market Risk

Interest Rate Risk

At December 31, 2000, the Company had fixed-rate long-term debt of $933.5 million with a fair value of $807.7 million. These instruments are fixed-rate and therefore do not expose us to the risk of earnings loss due to changes in market interest rates. However, the fair value of these instruments would decrease by approximately $30.2 million if interest rates were to increase by 10% from their levels at December 31, 2000. In general, a decrease in fair value would impact earnings and cash flows only if the Company were to reacquire all or a portion of these instruments prior to their maturity.

At December 31, 2000, the Company had floating-rate obligations of $230.2 million which exposes the Company to the risk of increased interest expense in the event of increases in short-term interest rates. The Company has entered into interest rate swap agreements for the purpose of completely offsetting these interest rate fluctuations. The interest rate differential is reflected as an adjustment to interest expense over the life of the instruments. At December 31, 2000, these interest rate swaps had an aggregate notional amount of $230.2 million, which the Company could terminate at a cost of approximately $12.3 million. A decrease of 10% in the December 31, 2000 level of interest rates would increase the cost of terminating the swaps by approximately $4.2 million. These termination costs would impact the Company's earnings and cash flows only if all or a portion of the swap instruments were terminated prior to their expiration.

Item 8.  Financial Statements and Supplementary Data

                          INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE

Consolidated Financial Statements of CE Generation, LLC:
Independent Auditors' Report                                                  23
Consolidated Balance Sheets as of December 31, 2000 and 1999                  24
Consolidated Statements of Operations for the Three Years Ended
 December 31, 2000                                                            25
Consolidated Statement of Members' Equity for the Three Years
 Ended December 31, 2000                                                      26
Consolidated Statements of Cash Flows for the Three Years Ended
 December 31, 2000                                                            27
Notes to Consolidated Financial Statements                                    28

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
CE Generation, LLC

         We have audited the accompanying consolidated balance sheets of CE Generation, LLC as of December 31, 2000 and 1999, and the related consolidated statements of operations, members' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of CE Generation, LLC's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CE Generation, LLC as of December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Omaha, Nebraska
January 18, 2001

(March 27, 2001 as to Note 9A)

                       CE GENERATION, LLC AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999
                             (Amounts in Thousands)

                                                                 2000                      1999

 ASSETS

 Cash and cash equivalents                             $         36,152           $        29,120
 Restricted cash                                                 14,794                     6,776
 Accounts receivable                                             89,883                    40,688
 Prepaid expenses                                                19,981                    10,461
 Inventory                                                       27,424                    19,734
 Due from affiliates                                                ---                     3,794
 Deferred income taxes                                            2,878                     9,256
 Total current assets                                           191,112                   119,829

 Restricted cash                                                  9,618                    25,836
 Properties, plants, contracts and equipment, net             1,355,345                 1,017,342
 Equity investments                                                 ---                   118,637
 Excess of cost over fair value of net assets acquired,
   net                                                          276,294                   285,888
 Note receivable from related party (Note 6)                    140,528                   140,528
 Deferred financing charges and other assets                     14,426                    17,359
 Total assets                                          $      1,987,323           $     1,725,419

 LIABILITIES AND EQUITY
 Liabilities:
 Accounts payable and other accrued liabilities        $         68,700           $        41,322
 Due to affiliates                                                2,578                       ---
 Current portion of long term debt                               67,473                    51,520
 Total current liabilities                                      138,751                    92,842

 Project loan                                                   199,006                    60,173
 Salton Sea notes and bonds                                     520,250                   543,948
 Senior secured bonds                                           377,000                   389,600
 Deferred income taxes                                          244,937                   246,576
 Total liabilities                                            1,479,944                 1,333,139
 Minority interest                                               68,464                       ---

 Commitments and contingencies (Notes 4 and 9)
 Members' equity                                                438,915                   392,280

 Total liabilities and equity                          $      1,987,323           $     1,725,419

   The accompanying notes are an integral part of these financial statements.

                       CE GENERATION, LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   FOR THE THREE YEARS ENDED DECEMBER 31, 2000
                             (Amounts in Thousands)

                                                                  2000               1999             1998

 Revenue:

 Sales of electricity and steam                             $     499,926    $     295,787     $     395,560

 Equity earnings in subsidiaries                                      ---           22,861            10,732

 Interest and other income                                         10,870           22,035            29,883

 Total revenues                                                   510,796          340,683           436,175



 Cost and Expenses:

 Plant operations                                                 229,875          112,801           114,092

 General and administrative                                         5,461            4,594             4,963

 Depreciation and amortization                                     80,710           57,869            96,818

 Interest expense                                                  88,491           77,515            74,653

 Less interest capitalized                                         (4,291)          (4,978)             (347)

 Total expenses                                                   400,246          247,801           290,179



 Income before provision for income taxes                         110,550           92,882           145,996

 Provision for income taxes                                        21,402           30,912            52,218

 Income before minority interest and extraordinary item            89,148           61,970            93,778

 Minority interest                                                 15,613              ---               ---

 Income before extraordinary item                                  73,535           61,970            93,778

 Extraordinary item, net of tax (Note 8)                              ---          (17,478)              ---

 Net income                                                 $      73,535    $      44,492     $      93,778


   The accompanying notes are an integral part of these financial statements.

                       CE GENERATION, LLC AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF MEMBERS' EQUITY

                   FOR THE THREE YEARS ENDED DECEMBER 31, 2000
                             (Amounts in Thousands)

 BALANCE, January 1, 1998                        $       464,140

 Distribution, net of advances                           (20,971)

 Net income                                               93,778

 BALANCE, December 31, 1998                              536,947

 Distribution, net of advances                          (122,080)

 Distribution of non-cash assets to MEHC                 (67,079)

 Net income                                               44,492

 BALANCE, December 31, 1999                              392,280

 Distribution, net of advances                           (26,900)

 Net income                                               73,535

 BALANCE, December 31, 2000                      $       438,915



   The accompanying notes are an integral part of these financial statements.

                       CE GENERATION, LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   FOR THE THREE YEARS ENDED DECEMBER 31, 2000
                             (Amounts in Thousands)

                                                                      2000            1999             1998
 Cash flows from operating activities:

 Net income                                                 $      73,535    $      44,492     $      93,778
 Adjustments to reconcile to cash flows from
     operating activities:
 Extraordinary item, net of tax                                       ---           17,478               ---
 Depreciation and amortization                                     80,710           57,869            96,818
 Provision for deferred income taxes                                3,348             (832)           (6,144)
 Distribution from equity investments in excess of
     equity earnings                                                  ---            6,399             6,171
 Distributions to minority interest in excess of
     related income                                                (8,043)             ---               ---
 Changes in other items, net of Saranac conversion:
    Accounts receivable                                           (34,096)          26,941           (14,557)
    Inventory                                                      (2,371)          (4,292)           (3,191)
    Due from affiliates                                             4,138           (3,794)              ---
    Accounts payable and other accrued liabilities                 19,568            1,504            (9,125)
    Other assets                                                   (6,174)           8,632             7,524

 Net cash flows from operating activities                         130,615          154,397           171,274

 Cash flows from investing activities:

 Capital expenditures                                             (59,280)        (183,508)          (46,222)
 Consolidation of former equity investment's cash                   2,559              ---               ---
 Decrease (increase) in restricted cash                            23,696           75,840          (101,366)

 Net cash flows from investing activities                         (33,025)        (107,668)         (147,588)

 Cash flows from financing activities:

 Repayment of Salton Sea notes and bonds                          (25,072)         (57,836)         (106,938)
 Proceeds from Salton Sea notes and bonds                             ---              ---           285,000
 Repayment of Senior Secured bonds                                (10,400)             ---               ---
 Proceeds from Senior Secured bonds                                   ---          400,000               ---
 Note receivable from related party                                   ---              ---          (140,528)
 Repayment of note payable to related party                       (13,000)        (269,300)             (131)
 Proceeds from related party note                                  13,000              ---               ---
 Repayment of project loans                                       (27,137)         (14,268)          (12,805)
 Deferred charge relating to debt financing                           ---              ---            (4,943)
 Distributions, net of advances                                   (26,900)        (122,080)          (20,971)
 Decrease (increase) in restricted cash                            (1,049)          20,101           (20,280)

 Net cash flows from financing activities                         (90,558)         (43,383)          (21,596)
 Net increase in cash and cash equivalents                          7,032            3,346             2,090
 Cash and cash equivalents at beginning of year                    29,120           25,774            23,684
 Cash and cash equivalents at end of year                   $      36,152    $      29,120     $      25,774
 Supplemental disclosure:
 Interest paid                                              $      83,106    $      78,944     $      73,283
 Income taxes paid                                          $      16,411    $      31,744     $      58,362

See  Note  3  regarding   conversion  of  Saranac  from  equity   investment  to
consolidated subsidiary.

   The accompanying notes are an integral part of these financial statements.

                       CE GENERATION, LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE THREE YEARS ENDED DECEMBER 31, 2000

1. Business

MidAmerican Energy Holdings Company ("MidAmerican") completed a strategic restructuring in conjunction with its acquisition of MHC Inc. (formerly MidAmerican Energy Holdings Company) in which MEHC's common stock interests in Magma Power Company, Falcon Seaboard Resources, Inc. and California Energy Development Corporation, and their subsidiaries (which own the geothermal and natural gas-fired combined cycle cogeneration facilities described below), were contributed by MEHC to the newly created CE Generation, LLC ("CE Generation"). This restructuring was completed in February 1999.

On March 3, 1999, MEHC closed the sale of 50% of its ownership interests in CE Generation to El Paso CE Generation Holding Company, which was merged into El Paso Merchant Energy Holding Company on December 31, 2000 ("El Paso Power"). El Paso Power is an affiliate of El Paso Corporation.

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

Vulcan, Del Ranch, Elmore, Leathers and CE Turbo are referred to as the Partnership Projects. Salton Sea I, II, III, IV and V are referred as the Salton Sea Projects. The Partnership Projects and the Salton Sea Projects are collectively referred to as the Imperial Valley Projects. Power Resources, Yuma, and Saranac are referred to as the Gas Projects.

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

Deferred Well and Rework Costs--Geothermal well rework costs are deferred and amortized over the estimated period between reworks ranging from 18 months to 24 months. These deferred costs, net of accumulated amortization, are $6.7 million and $5.9 million at December 31, 2000 and 1999, respectively, and are included in other assets.

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

Excess of Cost Over Fair Value--Total acquisition costs in excess of the fair values assigned to the net assets acquired are amortized over a 40 year period for the Magma acquisition and a 25 year period for the Falcon Seaboard acquisition, both using the straight line method. Accumulated amortization was $52.2 million and $42.6 million at December 31, 2000 and 1999, respectively.

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

Income Taxes--CE Generation and its subsidiaries had historically been included in the consolidated federal income tax returns of MEHC. CE Generation's provision for income taxes was computed on a separate return basis. Beginning March 3, 1999, CE Generation became a separate consolidated federal taxpayer. CE Generation recognizes deferred tax assets and liabilities based on the difference between the financial statement and tax bases of assets and liabilities using estimated tax rates in effect for the year in which the differences are expected to reverse.

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

Use of Estimates--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounting Pronouncements-- In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", which was delayed by SFAS 137 and amended by SFAS 136. SFAS 133/138 requires an entity to recognize all of its derivatives as either assets or liabilities in its statement of financial position and measure those instruments at fair value. CE Generation implemented the new standards on January 1, 2001. The initial adoption of SFAS 133/138 did not have a material impact in CE Generation's financial position, results of operations or any impact on its cash flows.

The FASB's Derivatives Implementation Group continues to identify and provide guidance on various implementation issues related to SFAS 133/138 that are in varying stages of review and clearance by the Derivative Implementation Group and FASB. CE Generation has not determined if the ultimate resolution of those issues would have a material impact on its financial statements.

The Company is considering adopting a new policy of accounting for major maintenance, overhaul and well workover costs. These costs, which have historically been accounted for using deferral and accrual methods, would be expensed as incurred. As of January 1, 2001, The cumulative effect of this change would be a decrease in net income of approximately $15.1 million, net of tax.

3.       Equity Investments

CE Generation indirectly holds noncontrolling general and limited partnership interests in Saranac Power Partners, L.P. (Saranac) which was formed to build, own and operate natural gas fired combined cycle cogeneration facilities. Under the Saranac partnership agreement, the economic interests of the partners flip after certain limited partners achieve fixed rates of return. In January 2000, TPC Saranac, a limited partner, achieved an after tax return of 8.35%. Following this achievement, CE Generation's economic interest in the partnership increased to approximately 64%. Effective January 2000, the Saranac Project investment is no longer reported as an equity investment but is fully consolidated into CE Generation financial results. The following is summarized financial information for Saranac as of December 31, 1999 (in thousands).

         Cash and investments                           $2,559
         Restricted cash                                 7,223
         Accounts receivable                            15,099
         Property, plant and equipment, net            349,105
         Other assets                                   13,683

         Current liabilities                             9,022
         Project loans                                 181,108
         Due to affiliates                               2,223
         Total equity                                  195,316

4.       Properties, Plants, Contracts and Equipment

         Properties, plants, contracts and equipment comprise the following at December 31 (in thousands):

                                                                      2000                     1999

 Operating facilities:

 Power plants                                               $       1,322,691       $         716,809
 Wells and resource development                                       162,481                 151,996
 Power sales agreements                                               287,653                 287,653
 Licenses and equipment                                                49,374                  47,905
                                                            -----------------       -----------------

 Total operating facilities                                         1,822,199               1,204,363
 Less accumulated depreciation and amortization                      (466,854)               (326,042)
                                                            -----------------       -----------------
 Net operating facilities                                           1,355,345                 878,321

 Construction in progress:
 Salton Sea Unit V                                                        ---                  89,072
 Turbo and Region 2 Brine Facilities Construction                         ---                  42,612
 Other development                                                        ---                   7,337
                                                            -----------------       -----------------
 Total                                                      $       1,355,345       $       1,017,342


Significant Customers and Contracts--CE Generation's sales of electricity from the Imperial Valley Projects, comprised approximately 41%, 66% and 74%
respectively, of 2000, 1999 and 1998 electricity and steam revenues. Of these sales approximately 86%, 100% and 100% are to Southern California Edison, in 2000, 1999 and 1998, respectively. Accounts receivable, approximately $45 million of which are from Edison, are primarily uncollateralized receivables from long-term power purchase contracts described below. If the customers were unable to perform, CE Generation could incur an accounting loss equal to $89.9 million and $40.7 million at December 31, 2000 and 1999, respectively.

Imperial Valley Projects--The Partnership Projects (except CE Turbo) contract to sell all electricity generated by the respective plants pursuant to four long-term standard offer no. 4, or SO4, agreements between the Projects and Edison that are based on this standard form. These SO4 Agreements provide for capacity payments, capacity bonus payments and energy payments. Edison makes fixed annual capacity and capacity bonus payments to the Projects to the extent that capacity factors exceed certain benchmarks. The price for capacity and capacity bonus payments is fixed for the life of the SO4 Agreements. Energy is sold at increasing fixed rates for the first ten years after firm operation and thereafter at a rate which is based on the cost that Southern California Edison avoids by purchasing energy from the project instead of obtaining the energy from other sources.

The scheduled energy price periods of the Partnership Projects SO4 Agreements extended until February 1996, December 1998, December 1998 and December 1999 for each of the Vulcan, Del Ranch, Elmore and Leathers Partnerships, respectively.

Salton Sea I contracts to sell electricity to Edison pursuant to a 30-year negotiated power purchase agreement, as amended (the Salton Sea I PPA), which provides for capacity and energy payments. The energy payment is calculated using a Base Price which is subject to quarterly adjustments based on a basket of indices. The time period weighted average energy payment for Salton Sea I was
5.7 cents per kWh during 2000. As the Salton Sea I PPA is not an SO4 Agreement, the energy payments do not revert to Edison's Avoided Cost of Energy. The capacity payment is approximately $1.1 million per annum.

Salton Sea II and Salton Sea III contract to sell electricity to Edison pursuant to 30-year modified SO4 Agreements that provide for capacity payments, capacity bonus payments and energy payments. The price for contract capacity and contract capacity bonus payments is fixed for the life of the modified SO4 Agreements. The energy payments for each of the first ten year periods, which periods expired in April 2000 for Salton Sea II and expired in February 1999 for Salton Sea III, respectively, are levelized at a time period weighted average of 10.6 cents per kWh and 9.8 cents per kWh for Salton Sea II and Salton Sea III, respectively. Thereafter, the monthly energy payments are at Edison's Avoided Cost of Energy. For Salton Sea II only, Edison is entitled to receive, at no cost, 5% of all energy delivered in excess of 80% of contract capacity through September 30, 2004. The annual capacity and bonus payments for Salton Sea II and Salton Sea III are approximately $3.3 million and $9.7 million, respectively.

Salton Sea IV contracts to sell electricity to Edison pursuant to a modified SO4 Agreement which provides for contract capacity payments on 34 MW of capacity at two different rates based on the respective contract capacities deemed attributable to the original Salton Sea PPA option (20 MW) and to the original Fish Lake PPA (14 MW). The capacity payment price for the 20 MW portion adjusts quarterly based upon specified indices and the capacity payment price for the 14 MW portion is a fixed levelized rate. The energy payment (for deliveries up to a rate of 39.6 MW) is at a fixed rate for 55.6% of the total energy delivered by Salton Sea IV and is based on an energy payment schedule for 44.4% of the total energy delivered by Salton Sea IV. The contract has a 30-year term but Edison is not required to purchase the 20 MW of capacity and energy originally attributable to the Salton Sea I PPA option after September 30, 2017, the original termination date of the Salton Sea I PPA.

For the years ended December 31, 2000 and 1999, Edison's average Avoided Cost of Energy was 5.8 cents and 3.1 cents per kWh, respectively. CE Generation cannot predict the level of Avoided Cost of Energy prices under the SO4 Agreements and the modified SO4 Agreements.

The Imperial Valley Projects other than Salton Sea Unit I receive transmission service from the Imperial Irrigation District to deliver electricity to Southern California Edison near Mirage, California. These projects pay a rate based on the Imperial Irrigation District's cost of service which was $1.58 per month per kilowatt of service provided for 2000 and is recalculated annually. The transmission service and interconnection agreements expire in 2015 for the Partnership Projects, 2019 for Salton Sea Unit III, 2020 for Salton Sea Unit II and 2026 for Salton Sea Unit IV. Salton Sea Unit V and the CE Turbo projects have entered into 30-year agreements with similar terms with the Imperial Irrigation District. Salton Sea Unit I delivers energy to Southern California Edison at the project site and has no transmission service agreement with the Imperial Irrigation District.

Gas Projects--The Saranac Project sells electricity to New York State Electric & Gas pursuant to a 15 year negotiated power purchase agreement (the Saranac PPA), which provides for capacity and energy payments. Capacity payments, which in 2000 total 2.47 cents per kWh, are received for electricity produced during "peak hours" as defined in the Saranac PPA and escalate at approximately 4.1% annually for the remaining term of the contract. Energy payments, which averaged
7.21 cents per kWh in 2000, escalate at approximately 4.4% annually for the remaining term of the Saranac PPA. The Saranac PPA expires in June of 2009. Saranac sells steam to Georgia-Pacific and Tenneco Packaging under long-term steam sales agreements. CE Generation believes that these agreements will enable Saranac to sell the minimum annual quantity of steam necessary for the Saranac Project to maintain its qualifying facility status under PURPA for the term of the Saranac PPA.

The Power Resources Project sells electricity to Texas Utilities Electric Company (TUEC) pursuant to a 15 year negotiated power purchase agreement (the Power Resources PPA), which provides for capacity and energy payments. Capacity payments and energy payments, which in 2000 are $3.4 million per month and 3.3 cents per kWh, respectively, escalate at 3.5% annually for the remaining term of the Power Resources PPA. The Power Resources PPA expires in September 2003. Power Resources sells steam to Fina Oil and Chemical under a 15-year agreement. Power Resources has agreed to supply Fina with up to 150,000 pounds per hour of steam. As long as Power Resources meets its supply obligations, Fina is required to purchase at least the minimum amount of steam per year required to allow the Power Resources Project to maintain its qualifying facility status under PURPA.

Saranac and Power Resources each delivers energy to its respective power purchaser at or near the site of its project and does not utilize transmission service provided by any other party. The facilities to interconnect each of these projects to the system of the power purchaser were constructed under the terms of its power purchase agreement.

Yuma sells electricity to San Diego Gas & Electric Company (SDG&E) under an existing 30-year power purchase contract. The energy is sold at SDG&E's Avoided Cost of Energy and the capacity is sold to SDG&E at a fixed price for the life of the power purchase contract. The power is wheeled to SDG&E over transmission lines constructed and owned by Arizona Public Service Company (APS). Yuma sells steam to Queen Carpet, Inc. pursuant to an agreement that expires on May 1, 2024. Queen Carpet is required to take a minimum of 126,900 MMBtus of steam per year, which is sufficient to permit the Yuma Project to maintain its qualifying facility status under the PURPA.

Saranac purchases natural gas from Coral Energy under a 15-year gas supply agreement that expires in 2009. The price was $3.00 per MMBtu at December 2000 and escalates at the rate of 4% per year. Coral delivers the gas to the pipeline owned by Saranac's subsidiary, North Country Gas Pipeline which transports the gas to the Saranac project.

Fina Oil and Chemical supplies 3,600 MMBtu of refinery fuel gas to the Power Resources project under an agreement that expires in 2003. The delivery point is at the Power Resources project. The price was $2.90 per MMBtu in 2000 and escalates at 2% per year. Louis Dreyfus Natural Gas Corporation ("Louis Dreyfus") also supplies natural gas for the Power Resources project under a gas supply agreement that expires in 2003. The price for the first 31,200 MMBtu per day under the agreement was $2.32 per MMBtu in 2000 and escalates incrementally to $2.57 per MMBtu in 2003. The price for the second 3,000 MMBtu per day under the agreement is set at the West Texas spot price plus $.05 per MMBtu. Additional gas may be purchased under the agreement at prices that are negotiated with Louis Dreyfus. Louis Dreyfus delivers the gas to Westar Transmission System which transports the gas for Power Resources to the project at a rate of $.06 to $.12 per MMBtu depending upon the point of entry into the Westar Transmission system.

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

Royalties--Royalty expense for the years ended December 31, 2000, 1999 and 1998, which is included in plant operations in the consolidated statements of operations, comprise the following (in thousands):

                                                                     2000               1999
 1998

Vulcan                                                      $         709    $         423     $         363
Leathers                                                            1,367            3,361             2,811
Elmore                                                              1,026              520             2,192
Del Ranch                                                           1,323              856             2,870
Turbo                                                                 187              ---               ---
Salton Sea I & II                                                     836              827               810
Salton Sea III                                                      1,523            1,673             1,637
Salton Sea IV                                                       2,618            2,569             2,645
Salton Sea V                                                        1,014              ---               ---
                                                            -------------    -------------     -------------
Total                                                       $      10,603    $      10,229     $      13,328
                                                            -------------    -------------     -------------

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

The Salton Sea Project's weighted average royalty expense in 2000, 1999 and 1998 was approximately 6.1%, 6.2% and 4.8%, respectively. The royalties are paid to numerous recipients based on varying percentages of electrical or steam production multiplied by published indices.

5.       Project Loans

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

Effective June 5, 1989, Power Resources entered into an interest rate swap agreement with the lender as a means of hedging floating interest rate exposure related to its 15-year term loan. The swap agreement was for initial notional amounts of $55.0 million and $110.0 million, declining in correspondence with the principal balances, and effectively fixed the interest rates at 9.385% and 9.625%, respectively, excluding the interest margin. The swap agreements are settled in cash based on the difference between a fixed and floating (index based) price for the underlying debt. The notional values of these financial instruments were $60.2 million and $76.3 million at December 31, 2000 and 1999, respectively. Power Resources would be exposed to credit loss in the event of nonperformance by the lender under the interest rate swap agreement. However, Power Resources does not anticipate nonperformance by the lender. The estimated cost to terminate the interest rate swap agreement, based on termination values obtained from the lender, was $3.4 million and $4.1 million at December 31, 2000 and 1999, respectively.

The interest rate can be increased by payments under a Compensation Agreement included in Power Resources' term loan. The Compensation Agreement, which entitles two of the term lenders to receive quarterly payments equivalent to a percentage of Power Resources' discretionary cash flow (DCF) as separately defined in the agreement, become effective initially for a 13-year period ending December 31, 2003. Under certain conditions relating to the amount of Power Resources' cash flow and the restrictions on cash distributions, Power Resources has the option to replace the payment obligation in a quarter with a payment to be calculated in a future quarter and added to the end of the initial term of the agreement. The Compensation Agreement entitles the lenders to payments totaling 10% of DCF for the first ten years, 7.5% of DCF for the next three years and 10% of DCF for each quarter added to the initial term of the agreement. Power Resources recorded additional interest expense of $1.2 million, $.6 million, and $1.2 million for the years ended December 31, 2000, 1999, and 1998, respectively, related to amounts owed under the Compensation Agreement.

Scheduled maturities of project financing debt for the year ending December 31 are as follows (in thousands):

 2001                        $        18,119

 2002                                 20,312

 2003                                 21,742

 Total                       $        60,173


Under Power Resources' term loan agreement, certain covenants and conditions must be met before cash distributions can be made, the most significant of which is the maintenance of a historical quarterly debt service coverage ratio of at least 1.20:1.00 in order to permit all available cash to be distributed. Power Resources was in compliance with these requirements at December 31, 2000.

In October, 1994, Saranac Power Partners signed a 14-year note payable agreement with a lender for an initial principal amount of $204.6 million. Under the terms of the note payable agreement, interest rate alternatives include an option to use a Eurodollar rate or the lender's base rate. Each option includes an interest margin in addition to the applicable rate selected. The selected interest rate plus interest margin at December 31, 2000, 1999, and 1998 was 7.5238%, 6.5088%, and 6.1875%, respectively.

Effective October 7, 1994, the Partnership entered into an interest rate swap agreement with the lender as a means of hedging floating interest rate exposure related to its 14-year note payable. The swap agreement was an initial notional amount of $204.6 million and effectively fixes the interest rate at 8.185%, which will increase to 8.31% in October 2001 and 8.56% in October 2005. During 2000, 1999, and 1998, the Partnership paid $1.3 million, $3.6 million, and $3.0 million, respectively, related to this agreement which was included in interest expense. The Partnership is exposed to credit loss in the event of nonperformance by the lender under the interest rate swap agreement. However, the Partnership does not anticipate nonperformance by the lender. The estimated cost to terminate the interest rate swap agreements, based on termination values obtained from the lender, was $8.9 million, $4.5 million, and $17.5 million at December 31, 2000, 1999, and 1998, respectively.

Maturities of the note payable at December 31, 2000 are as follows (in thousands):

                                    2001               $         13,096
                                    2002                         15,552
                                    2003                         18,826
                                    2004                         22,100
                                    2005                         26,192
                                    Thereafter                   74,282
                                                       ----------------
                                    Total              $        170,048
                                                       ----------------

The note agreements are collateralized by all of the Partnership's assets. The Partnership is restricted by the terms of the note payable agreement from making distributions or withdrawing any capital accounts without the consent of the lender. Under the terms of the note payable agreement, distributions may be made to the partners in accordance with the terms of the Partnership Agreement. The note payable agreement also requires the Partnership to maintain certain covenants. The Partnership was in compliance with these requirements at December 31, 2000.

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

6.       Salton Sea Notes and Bonds

The Salton Sea Funding Corporation (the "Funding Corporation"), a wholly-owned indirect subsidiary of CE Generation, debt securities are as follows (in thousands):

  ISSUED DATE          SENIOR           FINAL                 RATE                             DECEMBER 31,
                       SECURED         MATURITY                                            2000           1999
                       SERIES            DATE

 July 21, 1995         A Notes       May 30, 2000              6.69%            $           ---    $      18,532

 July 21, 1995         B Bonds       May 30, 2005              7.37                     100,736          101,776

 July 21, 1995         C Bonds       May 30, 2010              7.84                     109,250          109,250

 June 20, 1996         D Notes       May 30, 2000              7.02                         ---            1,500

 June 20, 1996         E Bonds       May 30, 2011              8.30                      48,922           52,922

 October 13, 1998      F Bonds       November 30, 2018         7.48                     285,000          285,000

                                                                                $       543,908     $    568,980


Principal and interest payments are made in semi-annual installments. The Salton Sea Notes and Bonds are non-recourse to CE Generation.

On October 13, 1998, CE Generation completed a sale to institutional investors of $285 million aggregate amount of 7.475% Senior Secured Series F Bonds due November 30, 2018. The proceeds of $144.5 million from the offering were used to partially fund construction of two new geothermal projects at the Salton Sea and other capital improvements at the existing Salton Sea projects. The remaining amount of $140.5 million is being used to fund the cost of construction of, and was advanced to, the Zinc Recovery Project, which is indirectly 100% owned by Salton Sea Minerals Corp., a MEHC affiliate not owned by CE Generation.

The net revenues, equity distributions and royalties from the Partnership Projects are used to pay principal and interest payments on outstanding senior secured bonds issued by CE Generation, the final series of which is scheduled to mature in November 2018. CE Generation Debt is guaranteed by certain subsidiaries of Magma and secured by the capital stock of CE Generation. The proceeds of CE Generation Debt were loaned by CE Generation pursuant to loan agreements and notes (the "Imperial Valley Project Loans") to certain subsidiaries of Magma and used for construction of certain Imperial Valley Projects, refinancing of certain indebtedness and other purposes. Debt service on the Imperial Valley Project Loans is used to repay debt service on CE Generation Debt. The Imperial Valley Project Loans and the guarantees of CE Generation Debt are secured by substantially all of the assets of the guarantors, including the Imperial Valley Projects, and by the equity interests in the guarantors.

The proceeds of Series F of CE Generation debt are being used in part to construct the Zinc Facility, and the direct and indirect owners of the Zinc Facility (the "Zinc Guarantors", which will include Salton Sea Minerals Corp. and Minerals LLC), are among the guarantors of CE Generation debt. In connection with the divestiture, MEHC guaranteed the payment by the Zinc Guarantors of a specified portion of the scheduled debt service on the Imperial Valley Project Loans, including the current principal amount of approximately $140.5 million and associated interest.

Pursuant to a depository agreement, Funding Corporation established a debt service reserve fund in the form of a letter of credit in the amount of $67.6 million from which scheduled interest and principal payments can be made.

Annual repayments of the Salton Sea Notes and Bonds for the years beginning January 1, 2001 and thereafter are as follows (in thousands):

         2001                               $           23,658
         2002                                           28,572
         2003                                           28,086
         2004                                           30,588
         2005                                           30,374
         Thereafter                                    402,630
                                            ------------------
                                            $          543,908
                                            ------------------

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

The Senior Secured Bonds are primarily secured by the following collateral:

         *  all available cash flow (as defined);

         * a pledge of 99% of the equity interests in Salton Sea Power and all of CE Generation's equity interests in its other consolidated subsidiaries;

         *  a pledge of all of the capital stock of SECI Holding Inc.;

         * a grant of a lien on and security interest in the depository accounts; and

         * to the extent possible, a grant of a lien on and security interest in all of CE Generation's other tangible and intangible property, to the extent assignable.

MEHC's obligation to make payments on Magma's 9 7/8% promissory notes is secured by a pledge of the capital stock of Magma and a lien on dividends and distributions in respect of such Magma stock. On March 3, 1999, MEHC repurchased $195.8 million in aggregate principal amount of its 9 7/8% Notes in connection with a tender offer for a repurchase price (including premium) of $215.4 million. In connection with the corresponding reduction of $195.8 million of the principal outstanding under Magma's 9 7/8% promissory notes, $215.4 million of the proceeds of the Senior Secured Bonds were paid to MEHC. As a result of the 9 7/8% note repurchase offer, the outstanding principal amount of Magma 9 7/8% promissory notes was reduced from $200 million to approximately $4.2 million. MEHC redeemed the remaining outstanding Magma's 9 7/8% promissory notes on June 30, 2000, which was the first day upon which an optional redemption was permitted under the trust indenture for Magma's 9 7/8% promissory notes. At the time of this redemption, the collateral agent obtained a pledge of all of Magma's capital stock.

Annual repayments of the Senior Secured Bonds for the years beginning January 1, 2001 and thereafter are as follows (in thousands):

                  2001                               $           12,600
                  2002                                           20,600
                  2003                                           18,000
                  2004                                           14,600
                  2005                                           14,800
                  Thereafter                                    309,000
                                                     ------------------
                                                     $          389,600
                                                     ------------------

8.       Notes Payable to Related Parties

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

9.       Commitments and Contingencies

A.  Southern California Edison

Edison, a wholly-owned subsidiary of Edison International, is a public utility primarily engaged in the business of supplying electric energy to retail customers in Central and Southern California, excluding Los Angeles. CE Generation is aware that there have been public announcements that Edison's financial condition has deteriorated as a result of reduced liquidity. Based on public announcements, CE Generation understands that Edison has not made payments to other qualifying facilities ("QFs") from which Edison purchases power and has not made scheduled payments of debt service. Edison's senior unsecured debt obligations are currently rated Caa2 (on watch for possible downgrade) by Moody's and D by S&P.

CE Generation is aware that there have been public announcements that Edison, other industry participants and governmental entities have taken actions in response to Edison's financial condition. These actions include the following:

o    The  Federal  Energy  Regulatory  Commission  ("FERC")  has issued an order eliminating requirements that Edison and other California utilities purchase power from the structured power market in California known as the California Power Exchange in order to provide them with an opportunity to obtain power from alternative sources at a lower cost.

o The State of California has enacted legislation to provide for the California Department of Water Resources to purchase wholesale power and sell it to retail customers, which will be funded by a surcharge on retail rates. The California legislature is also considering other legislation to improve the financial condition of the California electric utilities.

o The California Public Utilities Commission ("CPUC") approved a decision on March 27, 2001 to increase retail electricity rates by approximately 40%. In another decision that day, the CPUC and ordered Edison to pay the QFs on a go forward basis within 15 days of the invoice modified the purportedly calculation of Short Run Avoided Cost.

o The State of California and Edison have announced a preliminary agreement for the State to purchase Edison's transmission assets for $2.7 billion and to allow Edison to issue bonds for a substantial portion of its undercollection of revenues.

CE Generation can give no assurance as to the likely result of any of the actions described above or as to whether such actions will have a positive effect on the financial condition of Edison or its willingness to make payments under the Power Purchase Agreements.

Edison has failed to pay approximately $76 million due under the Power Purchase Agreements for power delivered in November and December 2000 and January 2001, although the Power Purchase Agreements provide for billing and payment on a schedule where payments would have normally been received in early January, February and March 2001. Edison has not notified the Imperial Valley Projects as to when they can expect to receive these payments. This continued non-payment by Edison could result in an untenable situation for the continued operation of the Imperial Valley Projects unless additional funds are obtained in the near future.

On February 21, 2001, the Imperial Valley Projects filed a lawsuit against Edison in California's Imperial County Superior Court seeking a court order requiring Edison to make the required payments under the Power Purchase Agreements. The lawsuit also requested, among other things, that the court order permit the Imperial Valley Projects to suspend deliveries of power to Edison and to permit the Imperial Valley Projects to sell such power to other purchasers in California.

On March 22, 2001,  the Superior  Court  granted the Imperial  Valley  Projects'
Motion for Summary Adjudication and a Declaratory Judgment ordering that: 1) under the Power Purchase Agreements, the Imperial Valley Projects have the right to temporarily suspend deliveries of capacity and energy to Edison, 2) the Imperial Valley Projects are entitled to resell the energy and capacity to other purchasers and 3) the interim suspension of deliveries to Edison shall not in any respect result in the modifications or termination of the Power Purchase Agreements and the Power Purchase Agreements shall in all respects continue in full force and effect other than the temporary suspension of deliveries to Edison. The Imperial Valley Projects intend to vigorously pursue their other remedies in this action in light of Edison's continuing non-payment.

CE Generation is hopeful that the current Edison situation is temporary and the proceedings in the legal, regulatory, financial and political arenas will lead to the improvement of Edison's financial condition in the near future and the payment by Edison of amounts due under the Power Purchase Agreements. However, no assurance can be given that this will be the case.

As a result of Edison's failure to make the payments due under the Power Purchase Agreements and the recent downgrades of Edison's credit ratings, Moody's has downgraded the ratings for the Salton Sea Funding Corporation (the "Funding Corporation") Securities to Caa2 (negative outlook) and S&P has downgraded the ratings for the Funding Corporation Securities to BBB- and has placed the Securities on "credit watch negative". Accordingly, the Funding Corporation does not believe it is currently able to obtain funds in the banking or capital markets. However, a failure by Edison to make these payments as well as subsequent monthly payments, for a substantial period of time after the payments are due, is not expected to have a material adverse effect on the ability of CE Generation to make payments on the CE Generation bonds due to cash flows from the Gas Projects. However, there can be no assurance that such a failure by Edison would not cause a material adverse effect.

B.  NYSEG

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

On August 7, 1997, NYSEG filed a complaint in the U.S. District Court for the Northern District of New York against the FERC, the PSC (and the Chairman,
Deputy Chairman and the Commissioners of the PSC as individuals in their official capacity), the Saranac Partnership and Lockport Energy Associates, L.P. ("Lockport") concerning the power purchase agreements that NYSEG entered into with Saranac Partners and Lockport. NYSEG's suit asserts that the PSC and the FERC improperly implemented PURPA in authorizing the pricing terms that NYSEG, the Saranac Partnership and Lockport agreed to in those contracts. The action raises similar legal arguments to those rejected by the FERC in its April and July 1995 orders. NYSEG in addition asks for retroactive reformation of the contracts as of the date of commercial operation and seeks a refund of $281 million from the Saranac Partnership. The Saranac Partnership and other parties have filed motions to dismiss and oral arguments on those motions were heard on March 2, 1998 and again on March 3, 1999. On September 30, 2000 the District Court granted the motions to dismiss. NYSEG filed a Notice of Appeal on October 25, 2000 appealing the decision to the United States Court of Appeals for the Second Circuit. NYSEG filed its appellate brief on February 9, 2001. On March 12, 2001 Saranac filed its appellate brief. Oral arguments on the appeal are expected to occur during the second quarter of 2001. The Saranac Partnership believes that NYSEG's claims are without merit for the same reasons described in the FERC's orders and the District Court's decision.

C.  Other Commitments

Power Resources has contracted to purchase natural gas for its cogeneration facility under two separate agreements, an 8-year agreement for up to 40,000 MMBTU per day which expires in December 2003 and a 15-year agreement for 3,600 MMBTU per day which expires in June 2003. These agreements include annual price adjustments, and the 15-year agreement includes a provision which allows the seller to terminate the agreement with a two-year written notice. As of December 31, 2000, the seller had not elected to terminate this agreement; therefore, the minimum volumes under the 15-year and 8-year agreements for the years ending December 31, are included in the future minimum payments under these contracts as follows (in thousands):

                  2001                                 $     23,608
                  2002                                       24,285
                  2003                                       24,854
                  Total                                $     72,747

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

Salton Sea Unit V is obligated to supply the electricity demands of the Zinc Recovery Project at the price available to Salton Sea Unit V less the wheeling costs. Salton Sea Unit V Project, which commenced operations in the third quarter of 2000, will sell approximately one-third of its net output to a zinc facility, which is owned by a subsidiary of MidAmerican and is expected to commence operations in mid-2001. The remainder of the Salton Sea Unit V output in 2000 was sold through other market transactions. On January 17, 2001, Salton Sea Power, LLC entered into a transaction agreement with El Paso Merchant Energy, L.P. ("EPME") in which Salton Sea Unit V Project's available power is sold to EPME on a day ahead basis.

The Turbo Project, which commenced commercial operation in the third quarter of 2000, sells its output through other market transactions. On January 17, 2001, Salton Sea Power LLC entered into a transaction agreement, with EPME, in which the Turbo Project's available power is sold to EPME on a day ahead basis. The Turbo Project may sell its output to a zinc facility, which is owned by a subsidiary of MidAmerican and is expected to commence operations in mid-2001.

The  partnership   projects  have  upgraded  the  geothermal   brine  processing
facilities at the Vulcan and Del Ranch projects with the Region 2 brine facilities construction.

10.      Income Taxes

Provision for income tax is comprised of the following at December 31 (in thousands):

                          2000              1999              1998

 Current:
 State             $       2,758    $       6,841     $      11,099
 Federal                  15,296           24,903            47,263

                          18,054           31,744            58,362
 Deferred:
 State                     3,284           (3,915)             (836)
  Federal                     64            3,083            (5,308)

                           3,348             (832)           (6,144)
 Total             $      21,402    $      30,912     $      52,218

A reconciliation of the federal statutory tax rate to the effective tax rate applicable to income before provision for income taxes follows:

                                                                     2000               1999                1998
 Federal statutory rate                                              35.0%              35.0%               35.0%
 Percentage depletion in excess of cost depletion                    (4.8)              (6.0)               (4.4)
 Investment and energy tax credits                                  (13.0)              (1.4)               (2.5)
 Goodwill amortization                                                3.0                3.7                 3.1
 State taxes, net of federal benefit                                  3.6                2.0                 4.6
 Other items, net                                                    (4.4)                ---                      ---
 Effective tax rate                                                  19.4%              33.3%               35.8%

Deferred tax liabilities (assets) are comprised of the following at December 31 (in thousands):

                                                         2000           1999
 Liabilities:
 Properties, plant, contracts and equipment          $   261,327    $  246,232
 Other                                                     2,329         2,224
                                                         263,656       248,456
 Assets:
 Accruals not currently deductible for tax purposes       (4,512)       (9,356)
 General business tax credits                            (15,501)          ---
 Other                                                    (1,584)       (1,780)
                                                         (21,597)      (11,136)
 Net deferred taxes                                      242,059       237,320
 Less current portion (deferred tax asset)                (2,878)       (9,256)

 Long-term deferred tax liability                    $   244,937    $  246,576

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

The carrying amounts in the table below are included in the consolidated balance sheets under the indicated captions (in thousands):

                                             2000                  1999
                                    CARRYING    ESTIMATED  CARRYING    ESTIMATED
                                      VALUE       FAIR      VALUE         FAIR
                                                  VALUE                  VALUE
 Financial Assets:
 Note receivable from related party $140,528  $  116,947   $140,528  $  128,815

 Financial Liabilities:
 Project loan                        230,221     230,221     76,261      76,261
 Salton Sea notes and bonds          543,908     468,752    560,880     540,659
 Interest rate swap                      ---      12,309        ---       4,082
 Senior secured bonds                389,600     338,952    400,000     366,800


12.      Transactions with MEHC

MEHC provides certain administrative and management services to CE Generation, and MEHC's executive, financial, legal, tax and other corporate staff departments perform certain services for CE Generation. Expenses incurred by MEHC and allocated to CE Generation are estimated based on the individual services and expense items provided. Allocated expenses totaled approximately $3.5 million, $2.7 million and $3.0 million for each of 2000, 1999 and 1998, and are included in General and Administrative expenses.

13.      New Borrowings

On May 26, 2000, CE Generation issued a $6.5 million 10% note due June 15, 2005, in favor of MidAmerican Energy Holdings Company and a $6.5 million 10% note due June 15, 2005 in favor of El Paso Merchant Energy Company. The notes were repaid on October 16, 2000.

On July 21, 1995, Salton Sea Funding Corporation obtained a $15 million seven year revolving credit agreement between Credit Suisse as bank and agent and other lenders. The interest rate is at the Adjusted Base Rate plus .375% or at the LIBOR rate plus 100 basic points. On May 26, 2000, Salton Sea Funding Corporation borrowed $15 million under its revolving credit agreement. The loan was repaid in two installments, $5 million on July 26, 2000 and $10 million on August 28, 2000.

14.      Related Party Transactions

On June 9, 2000, Salton Sea Power L.L.C. ("Salton Sea Power") entered into an agreement to sell all available power from the Salton Sea Unit V project El Paso Merchant Energy ("EPME"). Under the terms of the agreement commencing on July 1, 2000 and ending on September 30, 2000, EPME purchased up to 25 MW of available power for $53 per MWh, together with any premiums related to such power. EPME also marketed any available power which exceeded 25 MW on behalf of Salton Sea Power.

On September 29, 2000, Salton Sea Power and CE Turbo LLC ("CE Turbo") entered into an agreement to sell all available power from the Salton Sea Unit V and CE Turbo to EPME. Under the terms of the agreement, EPME will purchase all available power and sell available power, on behalf of Salton Sea Power, into the California ISO markets. The purchase price for the available power shall be equivalent to the value actually received by EPME for the sale of such power, including renewable premiums.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not applicable

Part III

Item 10.  Directors and Executive Officers

EXECUTIVE OFFICER                         POSITION


Douglas L. Anderson             Director, Vice President and General Counsel
Brian K. Hankel                 Vice President and Treasurer
Richard P. Johnston             Vice President and Commercial Officer
Joseph M. Lillo                 Vice President and Controller
Stefan Bird                     Director
Patrick J. Goodman              Director
Larry Kellerman                 Director
John L. Harrison                Director
John O'Rourke                   Director

DOUGLAS L. ANDERSON, 43, Vice President and General Counsel of CalEnergy Generation, CE Generation and each subsidiary. Mr. Anderson joined MidAmerican in February 1993. From 1990 to 1993, Mr. Anderson was a business attorney with Fraser, Stryker, Meusey, Olson, Boyer & Bloch, P.C. in Omaha. From 1987 through 1989, Mr. Anderson was a principal in the firm Anderson & Anderson. Prior to that, he was an attorney with Foster, Swift, Collins & Smith, P.C. in Lansing, Michigan.

BRIAN K. HANKEL, 38, Vice President and Treasurer of MidAmerican, CE Generation and each assigning subsidiary. Mr. Hankel joined MidAmerican in February 1992 as Treasury Analyst and served in that position to December 1995. Mr. Hankel was appointed Assistant Treasurer in January 1996 and was appointed Treasurer in January 1997. Prior to joining MidAmerican, Mr. Hankel was a Money Position Analyst at FirsTier Bank of Lincoln from 1988 to 1992 and Senior Credit Analyst at FirsTier from 1987 to 1988.

RICHARD P. JOHNSTON, 44, Vice President and Commercial Officer of CE Generation and Director of Operations for El Paso International. Mr. Johnston joined El Paso in 1997 and was assigned to the CE Generation management team at its founding in March of 1999. In his 21 years of experience in power generation engineering and management, Mr. Johnston has held positions directing Plant Operations and Maintenance, Asset Management and Project Development in both the Domestic and International Markets for ESI Energy, a Florida Power & Light subsidiary, from 1993 to 1997, and previously for The AES Corp., based in Arlington, VA, and Westinghouse, based in Orlando, FL. Mr. Johnston has extensive experience in hands-on management of the operations and maintenance of oil and gas-fired combustion turbines, coal, biomass, geothermal and solar independent power, including all aspects of construction management, mobilization and start-up.

JOSEPH M. LILLO, 31, Vice President and Controller of CE Generation and each assigning subsidiary. Mr. Lillo joined MidAmerican in November 1996, and served as manager of Financial Reporting and was promoted to Controller/IPP in March 1998. Mr. Lillo was promoted to Vice President and Controller in July 1999. Prior to joining MidAmerican, Mr. Lillo was a senior associate with Coopers & Lybrand LLP.

STEFAN BIRD, 34, Vice President, Project Development of MidAmerican and a director of CE Generation and each assigning subsidiary. Mr. Bird joined MidAmerican in January of 1998 as Project Development Manager and was promoted to Vice President, Project Development in August 1999. Prior to joining MidAmerican, Mr. Bird held various positions at Koch Industries from 1989 to 1997 including Director of Finance, Latin America for Koch Industries International in Mexico City; Director of Marketing and Risk Manager for Koch Power Services in Houston, Texas; Senior Financial Analyst for Koch International Financial Services in Fribourg, Switzerland; Project Manager, Corporate Development for Koch Industries in Wichita, Kansas; and Project Engineer and Maintenance Planner for Koch Refining Company in St. Paul, Minnesota.

PATRICK J. GOODMAN, 34, Senior Vice President and Chief Financial Officer of MidAmerican and a director of CE Generation and each assigning subsidiary. Mr. Goodman joined MidAmerican in June 1995 and served as Manager of Consolidation Accounting until September 1996 when he was promoted to Controller. Mr. Goodman was promoted to Chief Financial Officer in April 1999. Prior to joining MidAmerican, Mr. Goodman was a financial manager for National Indemnity Co. from 1993 to 1995 and a certified public accountant at Coopers & Lybrand from 1989 to 1993.

LARRY KELLERMAN, 45, President of El Paso Power Services Company and a director of CE Generation. Mr. Kellerman joined El Paso in February 1998. Prior to joining El Paso, he was President of Citizens Power, where he initiated Citizens' activities in the power marketing field in 1988, when Citizens was the initial power marketer granted FERC authorization. From 1982 through 1988, Mr. Kellerman was General Manager of Power Marketing and Power Supply for Portland General Electric. From 1979 through 1982, Mr. Kellerman was Financial Analyst and Power Contract Negotiator with Southern California Edison, where he negotiated some of the first Public Utility Regulatory Policies Act qualifying facility contracts in the nation.

JOHN L. HARRISON, 42, Senior Managing Director and Chief Financial Officer of El Paso Merchant Energy and a director of CE Generation. Mr. Harrison joined El Paso in June 1996. Prior to joining El Paso, Mr. Harrison was a partner with Coopers & Lybrand LLP for five years.

JOHN O'ROURKE, 46, Director. John J. O'Rourke has served as a member of the Management Committee since March 2001. Mr. O'Rourke has served as Managing
Director, Commercial Management for El Paso Merchant Energy since May 2000. Prior to becoming Managing Director for El Paso Merchant Energy, Mr. O'Rourke has held several other senior management positions in the energy business over the past 20 years with FPL Energy and Ebasco Services, Inc.

The directors and executive officers do not receive any compensation for serving in these positions.

Item 11. Executive Compensation

     CE Generation's directors and executive officers receive no remuneration for serving in such capacities.

Item 12.      Security Ownership of Certain Beneficial Owners and Management

     Fifty percent of CE Generation's interests are owned by MidAmerican and the other 50% are owned by El Paso Power. There is no public trading market for CE Generation's membership interests. None of the directors or executive officers beneficially own any of the equity interests. MidAmerican's common stock is not publicly traded. El Paso Power is owned indirectly by El Paso. El Paso's common stock is publicly traded on the New York Stock Exchange.

Item 13.      Certain Relationships and Related Transactions

Relationship with MidAmerican and El Paso Corporation

CE Generation is 50% owned by MidAmerican and 50% owned by El Paso Power. CE Generation's activities are restricted by the terms of the indenture for the securities to (1) ownership of our subsidiaries and related activities, (2) acting as issuer of securities and other indebtedness as permitted under the indenture and related activities and (3) other activities which could not reasonably be expected to result in a material adverse effect so long as the rating agencies confirm that these activities will not result in a downgrade of their ratings of the securities. CE Generation and each of the assigning subsidiaries have been organized and are operated as legal entities separate and apart from MidAmerican, El Paso and their other affiliates, and, accordingly, our assets and the assets of the assigning subsidiaries will not be generally available to satisfy the obligations of MidAmerican, El Paso or any of their other affiliates. However, our and the assigning subsidiaries' unrestricted cash and other assets which are available for distribution may, subject to applicable law and the terms of our and the assigning subsidiaries' financing arrangements, be advanced, loaned, paid as dividends or otherwise distributed or contributed to MidAmerican, El Paso or their affiliates. The securities are non-recourse to MidAmerican and El Paso.

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

     Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Omaha, State of Nebraska, on this 28th day of March, 2001.

                                CE Generation LLC

                             /s/ Douglas L. Anderson
                             By:      Douglas L. Anderson
                             Director, Vice President and General Counsel

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                                     Date

/s/ Douglas L. Anderson                            March 28, 2001
Director, Vice President and General Counsel
(Principal Executive Officer)

/s/ Joseph M. Lillo*                               March 28, 2001
Vice President and Controller
(Principal Accounting Officer)

/s/ Stefan Bird*                                   March 28, 2001
Director

/s/ Patrick J. Goodman*                            March 28, 2001
Director

/s/ Larry Kellerman*                               March 28, 2001
Director

/s/ John L. Harrison*                              March 28, 2001
Director

/s/ John O'Rourke*                                 March 28, 2001
Director



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