Form 10-Q
period 2001-03-31
CE GENERATION LLC
filed 2001-05-15
CIK 1097322

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                      For the quarter ended March 31, 2001
                          Commission File No. 333-89521

                               CE Generation, LLC.
             (Exact name of registrant as specified in its charter)

     Delaware                                                  47-0818523
 -----------------                                         ------------------
 (State or other jurisdiction of                            (I.R.S. Employer
 Incorporation or organization)                            Identification No.)

 302 South 36th Street, Suite 400 Omaha, NE                    68131
 ------------------------------------------                  ----------
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

                                          Yes   X    No
                                              -----

     The members equity accounts are held 50% by MidAmerican Energy Holdings Company and 50% by El Paso Merchant Energy Holding Company as of May 14, 2001.

                                TABLE OF CONTENTS


Part I ...................................................................  2
  Financial Statements....................................................  2
  Management's Discussions and Analysis of
    Financial Condition and Results of Operations.........................  8

Part II................................................................... 15
  Item 1.  Legal Proceedings.............................................. 15
  Item 2.  Changes in Securities and Use of Proceeds...................... 15
  Item 3.  Defaults on Senior Securities ................................. 15
  Item 4.  Submission of Matters to a Vote of Security Holders............ 15
  Item 5.  Other Information ............................................. 15
  Item 6.  Exhibits and reports on Form 8-K............................... 15

Signatures................................................................ 16

Exhibit Index............................................................. 17

                         INDEPENDENT ACCOUNTANTS' REPORT




Board of Directors
CE Generation, LLC

     We have reviewed the accompanying consolidated balance sheet of CE Generation, LLC and subsidiaries (the "Company") as of March 31, 2001, and the related consolidated statements of operations and cash flows for the three months ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of CE Generation, LLC as of December 31, 2000, and the related statements of operations, members' equity and cash flows for the year then ended (not presented herein); and in our report dated January 18, 2001 (March 27, 2001 as to Note 9 A) we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




DELOITTE & TOUCHE LLP
Omaha, Nebraska
May 7, 2001

                       CE GENERATION, LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                          March 31,     December 31,
                                                            2001            2000
                                                         -----------    -----------
                                                         (unaudited)
ASSETS
Cash and cash equivalents ............................   $    47,099    $    36,152
Restricted cash ......................................        14,357         14,794
Accounts receivable, net of allowance of $43,817
 and $0, respectively ................................       136,605         89,883
Prepaid expenses .....................................         2,195         19,981
Inventory ............................................        22,615         27,424
Deferred income taxes ................................         2,878          2,878
                                                         -----------    -----------
Total current assets .................................       225,749        191,112

Restricted cash ......................................        10,969          9,618
Properties, plants, contracts and equipment, net .....     1,334,247      1,355,345
Excess of cost over fair value of net assets
  acquired, net ......................................       273,897        276,294
Note receivable from related party ...................       140,528        140,528
Deferred financing charges and other assets ..........        13,151         14,426
                                                         -----------    -----------
Total assets .........................................   $ 1,998,541    $ 1,987,323
                                                         ===========    ===========

LIABILITIES AND EQUITY
Liabilities:
Accounts payable .....................................   $    15,314    $       140
Accrued interest .....................................        18,707          4,049
Accrued income taxes .................................        24,572          4,175
Other accrued liabilities ............................        53,372         64,511
Due to affiliates ....................................           430          2,578
Current portion of long term debt ....................        67,473         67,473
                                                         -----------    -----------
Total current liabilities ............................       179,868        142,926

Project loan .........................................       191,202        199,006
Salton Sea notes and bonds ...........................       520,250        520,250
Senior secured bonds .................................       377,000        377,000
Deferred income taxes ................................       224,722        240,762
                                                         -----------    -----------
Total liabilities ....................................     1,493,042      1,479,944

Minority interest ....................................        68,703         68,464

Commitments and contingencies (Note 2)

Members' equity ......................................       443,703        438,915
Accumulated other comprehensive income ...............        (6,907)             -
                                                         -----------    -----------

Total liabilities and equity .........................   $ 1,998,541    $ 1,987,323
                                                         ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                       CE GENERATION, LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                          Three Months Ended
                                                              March 31,
                                                        ---------------------
                                                          2001         2000
                                                        --------     --------
Revenue:

Sales of electricity and steam ......................   $ 147,986    $ 91,977

Interest and other income ...........................       1,701       2,493
                                                        ---------    --------

Total revenues ......................................     149,687      94,470



Cost and Expenses:

Fuel ................................................      36,688      28,249

Plant operations ....................................      33,816      20,347

Depreciation and amortization .......................      20,650      19,375

Interest expense ....................................      20,987      22,395

Less interest capitalized ...........................          --      (2,351)
                                                        ---------    --------

Total expenses ......................................     112,141      88,015
                                                        ---------    --------



Income before provision for income taxes ............      37,546       6,455

Provision for income taxes ..........................      12,475         388
                                                        ---------    --------

Income before minority interest and cumulative effect
of accounting change ................................      25,071       6,067

Minority interest ...................................       4,897       4,101
                                                        ---------    --------

Income before cumulative effect of accounting change       20,174       1,966

Cumulative effect of accounting change, net of tax ..     (15,386)          -
                                                        ---------    --------

Net income ..........................................   $   4,788    $  1,966
                                                        =========    ========


   The accompanying notes are an integral part of these financial statements.

                       CE GENERATION, LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                       Three Months Ended
                                                                          March 31,
                                                                     --------------------
                                                                       2001        2000
                                                                     --------    --------
Cash flows from operating activities:
Net income .......................................................   $  4,788    $  1,966
Adjustments to reconcile to cash flows from operating activities:
Depreciation and amortization ....................................     20,650      19,375
Cumulative effect of change in accounting principle, net of tax ..     15,386           -
Provision for deferred income taxes ..............................     (1,508)         98
Distributions to minority interest less than (in excess) of income        239      (1,615)
Changes in other items:
Accounts receivable ..............................................    (46,722)     16,353
Due from affiliates ..............................................     (2,148)     (2,268)
Accounts payable and other accrued liabilities ...................     30,059      15,302
Other assets .....................................................      2,900     (10,180)
                                                                     --------    --------

Net cash flows from operating activities .........................     23,644      39,031

Cash flows from investing activities:
Capital expenditures .............................................     (3,979)    (20,823)
Consolidation of equity investment's cash ........................          -       2,559
Decrease/(Increase) in restricted cash ...........................     (1,351)     11,718
                                                                     --------    --------

Net cash flows from investing activities .........................     (5,330)     (6,546)

Cash flows from financing activities:
Repayment of project loans .......................................     (7,804)     (6,784)
Decrease in restricted cash ......................................        437         606
                                                                     --------    --------

Net cash flows from financing activities .........................     (7,367)     (6,178)
                                                                     --------    --------

Net increase in cash and cash equivalents ........................     10,947      26,307
Cash and cash equivalents at beginning of period .................     36,152      29,120
                                                                     --------    --------

Cash and cash equivalents at end of period .......................   $ 47,099    $ 55,427
                                                                     ========    ========
Supplemental disclosure:
Interest paid ....................................................   $  5,146    $  6,079
                                                                     ========    ========
Income taxes paid ................................................   $  6,966    $     46
                                                                     ========    ========

   The accompanying notes are an integral part of these financial statements.

                       CE GENERATION, LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL:

     In the opinion of the management of CE Generation, LLC ("CE Generation") the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2001 and the results of operations and cash flows for the three months ended March 31, 2001 and 2000. The results of operations for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

     The  unaudited   consolidated   financial   statements  shall  be  read  in
conjunction with the financial statements included in CE Generation annual report on Form 10-K for the year ended December 31, 2000.

2.  COMMITMENTS AND CONTINGENCIES

A.  SOUTHERN CALIFORNIA EDISON

     Southern California Edison ("Edison"), a wholly-owned subsidiary of Edison International, is a public utility primarily engaged in the business of supplying electric energy to retail customers in Central and Southern California, excluding Los Angeles. CE Generation is aware that there have been public announcements that Edison's financial condition has deteriorated as a result of reduced liquidity. Based on public announcements, CE Generation understands that Edison has not made certain payments to other qualifying facilities ("QFs") from which Edison purchases power and has not made scheduled payments of debt service. Edison's senior unsecured debt obligations are currently rated Caa2 (on watch for possible downgrade) by Moody's and D by S&P.

     Edison has failed to pay approximately $119 million due under the Power Purchase Agreements for power delivered in November and December 2000 and January, February and March 2001, although the Power Purchase Agreements provide for billing and payment on a schedule where payments would have normally been received in early January, February, March, April and May 2001. Edison has not notified the Imperial Valley Projects as to when they can expect to receive these payments.

     On February 21, 2001, the Imperial Valley Projects (excluding Salton Sea Unit 5 and CE Turbo) filed a lawsuit against Edison in California's Imperial County Superior Court seeking a court order requiring Edison to make the required payments under the Power Purchase Agreements. The lawsuit also requested, among other things, that the court order permit the Imperial Valley Projects to suspend deliveries of power to Edison and to permit the Imperial Valley Projects to sell such power to other purchasers in California.

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

     As a result of the March 22, 2001 Declaratory Judgement, the Imperial Valley Projects suspended deliveries of energy to Edison and entered into a transaction agreement with El Paso Merchant Energy, L.P. ("EPME") in which the Imperial Valley Projects' available power is sold to EPME based on percentages of the Dow Jones SP-15 Index.

     CE Generation is hopeful that the current Edison situation is temporary and the proceedings in the legal, regulatory, financial and political arenas will lead to the improvement of Edison's financial condition in the near future and the payment by Edison of amounts due under the Power Purchase Agreements. However, no assurance can be given that this will be the case.

     As a result of Edison's failure to make the payments due under the Power Purchase Agreements and the recent downgrades of Edison's credit ratings, Moody's has downgraded the ratings for the Salton Sea Funding Corporation (the "Funding Corporation") Securities to Caa2 (negative outlook) and S&P has downgraded the ratings for the Funding Corporation Securities to BBB- and has placed the Securities on "credit watch negative". Moody's has downgraded the ratings for the CE Generation Securities to B1 from Baa3 (review for possible downgrade). However, a failure by Edison to make these payments as well as subsequent monthly payments, for a substantial period of time after the payments are due, is not expected to have a material adverse effect on the ability of CE Generation to make payments on the CE Generation bonds due to cash flows from the Gas Projects and the current ability of the Imperial Valley Projects to sell to purchasers other than Edison. However, there can be no assurance that such a failure by Edison would not cause a material adverse effect.

     The Imperial Valley Projects are contractually entitled to receive payments under the Power Purchase Agreements. However, due to the uncertainties associated with Edison's financial condition and failure to pay, CE Generation has established an allowance for doubtful accounts of approximately $44 million at March 31, 2001.

B.  NYSEG

     On February 14, 1995, NYSEG filed with the FERC a Petition for a Declaratory Order, Complaint, and Request for Modification of Rates in Power Purchase Agreements Imposed Pursuant to the Public Utility Regulatory Policies Act of 1978 ("Petition") seeking FERC (i) to declare that the rates NYSEG pays under the Saranac Power Purchase Agreement ("Saranac PPA"), which was approved by the New York Public Service Commission (the "PSC"), were in excess of the level permitted under PURPA and (ii) to authorize the PSC to reform the Saranac PPA. On March 14, 1995, the Saranac Partnership intervened in opposition to the Petition asserting, inter alia, that the Saranac PPA fully complied with PURPA, that NYSEG's action was untimely and that the FERC lacked authority to modify the Saranac PPA. On April 12, 1995, the FERC by a unanimous (5-0) decision issued an order denying the various forms of relief requested by NYSEG and finding that the rates required under the Saranac PPA were consistent with PURPA and the FERC's regulations. On May 11, 1995, NYSEG requested rehearing of the order and, by order issued July 19, 1995, the FERC unanimously (5-0) denied NYSEG's request. On June 14, 1995, NYSEG petitioned the United States Court of Appeals for the District of Columbia Circuit (the "Court of Appeals") for review of FERC's April 12, 1995 order. FERC moved to dismiss NYSEG's petition for review on July 28, 1995. On October 30, 1996, all parties filed final briefs and the Court of Appeals heard oral arguments on December 2, 1996. On July 11, 1997, the Court of Appeals dismissed NYSEG's appeal from FERC's denial of the petition on jurisdictional grounds.

     On August 7, 1997, NYSEG filed a complaint in the U.S. District Court for the Northern District of New York against the FERC, the PSC (and the Chairman, Deputy Chairman and the Commissioners of the PSC as individuals in their official capacity), the Saranac Partnership and Lockport Energy Associates, L.P. ("Lockport") concerning the power purchase agreements that NYSEG entered into with the Saranac Partnership and Lockport. NYSEG's suit asserts that the PSC and the FERC improperly implemented PURPA in authorizing the pricing terms that NYSEG, the Saranac Partnership and Lockport agreed to in those contracts. The action raises similar legal arguments to those rejected by the FERC in its April and July 1995 orders. NYSEG in addition asks for retroactive reformation of the contracts as of the date of commercial operation and seeks a refund of $281 million from the Saranac Partnership. The Saranac Partnership and other parties have filed motions to dismiss and oral arguments on those motions were heard on March 2, 1998 and again on March 3, 1999. On September 30, 2000 the District Court granted the motions to dismiss. NYSEG filed a Notice of Appeal on October 25, 2000 appealing the decision to the United States Court of Appeals for the Second Circuit. NYSEG filed its appellate brief on February 9, 2001. On March 12, 2001 Saranac filed its appellate brief. Oral arguments on the appeal are expected to occur during the second quarter of 2001. The Saranac Partnership believes that NYSEG's claims are without merit for the same reasons described in the FERC's orders and the District Court's decision.

3.   RELATED PARTY TRANSACTIONS

     On September 29, 2000, Salton Sea Power LLC ("Salton Sea Power") and CE Turbo LLC ("CE Turbo") entered into an agreement to sell all available power from the Salton Sea Unit V and CE Turbo to EPME. Under the terms of the agreement, EPME will purchase all available power and sell available power, on behalf of Salton Sea Power and CE Turbo into the California ISO markets. The purchase price for the available power shall be equivalent to the value actually received by EPME for the sale of such power, including renewable premiums.

     On January 17, 2001, Salton Sea Power and CE Turbo entered into a transaction agreement with EPME in which Salton Sea Unit V and CE Turbo`s available power after sales to the Salton Sea Zinc Recovery project is sold to EPME on day ahead basis.

     On March 27, 2001, the Imperial Valley Projects entered into a transaction agreement with EPME in which the Imperial Valley Projects' available power is sold to EPME based on percentages of the Dow Jones SP-15 Index.

4.   ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", which was delayed by SFAS 137 and amended by SFAS 138. SFAS 133/138 requires an entity to recognize all of its derivatives as either assets or liabilities in its statement of financial position and measure those instruments at fair value. CE Generation implemented the new standards on January 1, 2001. As a result of the adoption of SFAS 133/138, CE Generation recorded the fair value of the interest rate swap agreements at January 1, 2001. These interest rate swap agreements are considered cash flow hedges and therefore the offset is recorded in accumulated other comprehensive income. The adoption did not have a material impact on results of operations or cash flows.

     The FASB's Derivatives Implementation Group continues to identify and provide guidance on various implementation issues related to SFAS 133/138 that are in varying stages of review and clearance by the Derivative Implementation Group and FASB. CE Generation has not determined if the ultimate resolution of those issues would have a material impact on its financial statements.

5.   CHANGE IN ACCOUNTING POLICY

     CE Generation has changed its accounting policy for major maintenance, overhaul and well workover costs. These costs, which have historically been accounted for using deferral and accrual methods, are now expensed as incurred. The new policy went into effect January 1, 2001 and the Company has recorded a cumulative effect of this change of approximately $15.4 million, net of tax.

6.   COMPREHENSIVE INCOME (LOSS)

     Comprehensive loss for the three months ended March 31, 2001 was $2.1 million, which includes the transition adjustment of $7.7 million related to the initial adoption of SFAS 133. Comprehensive income for the three months ended March 31, 2000 was equal to net income for the period. Comprehensive income differs from net income due to the fair value adjustment of cash flow hedges.

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

BUSINESS

     MidAmerican Energy Holdings Company ("MidAmerican") completed a strategic restructuring in which MidAmerican's common stock interests in Magma Power Company ("Magma"), FSRI Holdings, Inc. ("FSRI") and CalEnergy Development Company ("CEDC"), and their subsidiaries (which own the geothermal and natural gas-fired combined cycle cogeneration facilities described below), were contributed by MidAmerican to CE Generation. This restructuring was completed in February 1999.

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

(1) The Salton Sea V Project and CE Turbo Project commenced commercial operation in the third quarter of 2000.

     The Vulcan Project, Del Ranch Project, Elmore Project, Leathers Project and CE Turbo Project are referred to as the "Partnership Projects". The Salton Sea I Project, Salton Sea II Project, Salton Sea III Project, Salton Sea IV Project and Salton Sea V Project are referred to as the "Salton Sea Projects". The Partnership Projects and the Salton Sea Projects are collectively referred to as the "Imperial Valley Projects". The Power Resources Project, Yuma Project and Saranac Project are collectively referred to as the "Gas Projects".

FACTORS AFFECTING RESULTS OF OPERATIONS

     The capacity factor for a particular project is determined by dividing total quantity of electricity sold by the product of the project's capacity and the total hours in the year. The capacity factors for Vulcan Project, Hoch (Del Ranch) Project, Elmore Project, Leathers Project and CE Turbo Project plants are based on capacity amounts of 34, 38, 38, 38, and 10 net megawatts, respectively. The capacity factors for Salton Sea Unit I Project, Salton Sea Unit II Project, Salton Sea Unit III Project, Salton Sea Unit IV Project and Salton Sea Unit V Project plants are based on capacity amounts of 10, 20, 49.8, 39.6 and 49 net megawatts, respectively. The capacity factors for the Saranac Project, Power Resources Project and Yuma Project plants are based on capacity amounts of 240, 200 and 50 net megawatts, respectively. Each plant possesses an operating margin which allows for production in excess of the amount listed above. Utilization of this operating margin is based upon a variety of factors and can be expected to vary throughout the year under normal operating conditions. The amount of revenues received by these projects is affected by the extent to which they are able to operate and generate electricity. Accordingly, the capacity and capacity factor figures provide information on operating performance that has affected the revenues received by these projects.

POWER PURCHASE AGREEMENTS

     Imperial Valley Projects. As a result of legal proceedings with Edison, the Imperial Valley projects suspended power sales to Edison on March 22, 2001 and entered into a transaction agreement to sell available power to EPME. See discussion in Liquidity and Capital Resources, page 12.

     Until March 22, 2001 the operating Partnership Projects (excluding the CE Turbo Project) sold all electricity generated by the respective plants under four long-term SO4 Agreements between the Partnership Projects and Southern California Edison Company ("Edison"). These SO4 Agreements provided for capacity payments, capacity bonus payments and energy payments. Edison made fixed annual capacity and capacity bonus payments to the Partnership Projects to the extent that capacity factors exceed benchmarks set forth in the agreements. The price for capacity and capacity bonus payments is fixed for the life of the SO4 Agreements. Energy is sold at increasing scheduled rates for the first ten years after firm operation and thereafter at rates based on the cost that Edison avoids by purchasing energy from the Imperial Valley Partnership Projects instead of obtaining the energy from other sources.

     Until March 22, 2001 Salton Sea Unit I Project sold electricity to Edison under a 30-year negotiated power purchase agreement, which provided for capacity and energy payments. The energy payment is calculated using a base price which is subject to quarterly adjustments based on a basket of indices. The time period weighted average energy payment for Salton Sea Unit I was 5.9 cents per kilowatt-hour during the three months ended March 31, 2001. As the Salton Sea Unit I Power Purchase Agreement ("PPA") is not a SO4 Agreement, the energy payments do not revert to payments based on the cost that Edison avoids by purchasing energy from Salton Sea Unit I instead of obtaining the energy from other sources. The capacity payment is approximately $1.1 million per annum.

     Until March 22, 2001 Salton Sea Unit II Project and Salton Sea Unit III Project sold electricity to Edison under 30-year modified SO4 Agreements that provided for capacity payments, capacity bonus payments and energy payments. The price for contract capacity and contract capacity bonus payments is fixed for the life of the modified SO4 Agreements. The energy payments for each of the first ten year periods, which period expired in April 2000 for Salton Sea II and expired in February 1999 for Salton Sea III, are levelized at a time period weighted average of 10.6 cents per kilowatt-hour and 9.8 cents per kilowatt-hour for Salton Sea Unit II and Salton Sea Unit III, respectively. Thereafter, the monthly energy payments are based on the cost that Edison avoids by purchasing energy from Salton Sea Unit II or III instead of obtaining the energy from other sources. For Salton Sea Unit II only, Edison is entitled to receive, at no cost, 5% of all energy delivered in excess of 80% of contract capacity through September 30, 2004. The annual capacity and bonus payments for Salton Sea Unit II and Salton Sea Unit III are approximately $3.3 million and $9.7 million, respectively.

     Until March 22, 2001, the Salton Sea Unit IV Project sold electricity to Edison under a modified SO4 Agreement which provided for contract capacity payments on 34 megawatts of capacity at two different rates based on the respective contract capacities deemed attributable to the original Salton Sea Unit I PPA option (20 megawatts) and to the original Fish Lake PPA (14 megawatts). The capacity payment price for the 20 megawatts portion adjusts quarterly based upon specified indices and the capacity payment price for the 14 megawatts portion is a fixed levelized rate. The energy payment (for deliveries up to a rate of 39.6 megawatts) is at a fixed rate for 55.6% of the total energy delivered by Salton Sea Unit IV and is based on an energy payment schedule for 44.4% of the total energy delivered by Salton Sea Unit IV. The contract has a 30-year term but Edison is not required to purchase the 20 megawatts of capacity and energy originally attributable to the Salton Sea Unit I PPA option after September 30, 2017, the original termination date of the Salton Sea Unit I PPA.

     Edison's average avoided cost of energy was 15.2 cents per kilowatt-hour and 3.2 cents per kilowatt-hour for the three months ended March 31, 2001 and 2000, respectively. Estimates of Edison's future avoided cost of energy vary substantially from year to year.

     The CE Turbo project, which commenced commercial operation in the third quarter of 2000, sells its output through market transactions. The CE Turbo project may sell its output to a zinc facility, which is owned by a subsidiary of MidAmerican and is expected to commence commercial operations in mid to late 2001.

     Salton Sea Unit V Project, which commenced operations in the third quarter 2000, will sell approximately one-third of its net output to the zinc facility, which is owned by a subsidiary of MidAmerican and is expected to commence commercial operations in mid to late 2001. The remainder of the Salton Sea V output is sold through other market transactions.

     On January 17, 2001, Salton Sea Power and CE Turbo entered into a transaction agreement with EPME in which Salton Sea Unit V and CE Turbo's available power after sales to the Salton Sea Zinc Recovery project is sold to EPME on day ahead basis.

     As a result of the legal proceedings with Edison, on March 22, 2001 the Imperial Valley Projects suspended deliveries of energy to Edison. The Imperial Valley Projects (excluding Salton Sea Unit V and Turbo) entered into a transaction agreement to sell available power to EPME based on percentages of the Dow Jones SP-15 Index.

     Gas Projects. The Saranac Project sells electricity to NYSEG under the Saranac PPA, which provides for capacity and energy payments. Capacity payments, which for the three months ended March 31, 2001 totaled 2.57 cents per kilowatt-hour, are received for electricity produced during "peak hours" as defined in the Saranac PPA and escalate at approximately 4.1% annually for the remaining term of the contract. Energy payments, which averaged 7.49 cents per kilowatt-hour for the three months ended March 31, 2001, escalate at approximately 4.4% annually for the remaining term of the Saranac PPA. The Saranac PPA expires in June of 2009.

     The Power Resources Project sells electricity to Texas Utilities Electric Company under the Power Resources PPA, which provides for capacity and energy payments. Capacity payments and energy payments, which for the three months ended March 31, 2001 were $3.48 million per month and 3.59 cents per kilowatt-hour, respectively, escalate at 3.5% annually for the remaining term of the Power Resources PPA. The Power Resources PPA expires in September 2003.

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

RESULTS OF OPERATIONS

     Sales of electricity and steam increased to $148 million for the three months ended March 31, 2001 from $92 million for the same period in 2000, a 60.9% increase. This increase was a result of higher energy prices under the Imperial Valley Projects' and the Yuma Project's PPAs. The increase was also a result of the addition of the Salton Sea V and Turbo Projects in the third quarter of 2000. The increases are partially offset by an allowance for doubtful accounts for the Edison receivables of approximately $44 million.

     The  following   operating  data  represents  the  aggregate  capacity  and electricity production of the Imperial Valley Projects:

                                                 Three Months Ended
                                                     March 31,
                                              ----------------------
                                                2001           2000
                                              -------        -------
Overall capacity factor                          92.4%          65.5%
Megawatt-hours produced                       651,500        382,500
Capacity (net megawatts)(average)               326.4          267.4

     The overall capacity factor for the Salton Sea Projects increased for the three months ended March 31, 2001 compared to the same period in 2000 due to the scheduled but more extensive overhauls in 2000 than in 2001. The capacity increased due to the addition of Salton Sea Unit V and Turbo in 2000.

     The  following   operating  data  represents  the  aggregate  capacity  and electricity production of the Gas Projects:

                                                  Three Months Ended
                                                      March 31,
                                               ------------------------
                                                 2001           2000
                                               ---------      ---------

Overall capacity factor                            95.1%          90.1%
Megawatt-hours produced                        1,006,940        964,351
Capacity (net megawatts)(weighted average)           490            490

     The overall capacity factor of the Gas Projects reflects the effect of contractual curtailments. The capacity factors adjusted for these contractual curtailments during the three months ended March 31, 2001 and 2000 were 99.6% and 98.0%, respectively.

     Interest and other income decreased to $1.7 million during the three months ended March 31, 2001 from $2.5 million for the same period in 2000. This decrease is primarily the result of lower cash balances resulting in decreased interest income.

     Fuel expenses increased during the three months ended March 31, 2001 to $36.7 million from $28.2 million for the same period in 2000. The increase was due to increased production and higher gas prices in 2001 primarily at Yuma.

     Plant operating expenses increased during the three months ended March 31, 2001 to $33.8 million from $20.3 million for the same period in 2000. These costs include operating, maintenance, resource, general and administrative and other plant operating expenses. The increase was due to increased operating costs at the Imperial Valley Projects due to the addition of Salton Sea V and Turbo Projects, and increased royalty expense and increased brine disposal costs.

     Depreciation and amortization increased to $20.7 million during the three months ended March 31, 2001 from $19.4 million for the same period in 2000. The increase resulted from the addition of Salton Sea V Project, CE Turbo Project and an upgraded brine handling system.

     Interest expense, less amounts capitalized, increased during the three months ended March 31, 2001 to $21.0 million from $20.0 million for the same period in 2000. The increase resulted from completion of the construction projects and discontinuation of capitalized interest. These variances were partially offset by lower interest expense resulting from the paydown of Salton Sea Funding Corporation, Power Resources and Saranac Project debt.

     The provision for income taxes increased to $12.5 million during the three months ended March 31, 2001 from $.4 million for the same period in 2000. The changes from year to year in the effective rate are due primarily to the generation of energy tax credits and depletion deductions. The change in the effective rate from 2000 to 2001 was primarily due to the 2000 energy tax credits received in conjunction with the completion of the Salton Sea V and Turbo construction projects.

     The Company has changed its accounting policy for major maintenance, overhaul and well workover costs. These costs, which have historically been accounted for using deferral and accrual methods, are now expensed as incurred. The cumulative effect of the change in accounting policy represents a January 1, 2001 write off of prepaid and accrued major maintenance and well workover balances of approximately $15.4 million, net of tax.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents were $47.1 million at March 31, 2001 as compared to $36.2 million at December 31, 2000. In addition, restricted cash was $25.3 million and $24.4 million at March 31, 2001 and December 31, 2000, respectively.

     Edison, a wholly-owned subsidiary of Edison International, is a public utility primarily engaged in the business of supplying electric energy to retail customers in Central and Southern California, excluding Los Angeles. CE Generation is aware that there have been public announcements that Edison's financial condition has deteriorated as a result of reduced liquidity. Based on public announcements, CE Generation understands that Edison has not made certain payments to other qualifying facilities ("QFs") from which Edison purchases power and has not made scheduled payments of debt service. Edison's senior unsecured debt obligations are currently rated Caa2 (on watch for possible downgrade) by Moody's and D by S&P.

     Edison has failed to pay approximately $119 million due under the Power Purchase Agreements for power delivered in November and December 2000 and January, February and March 2001, although the Power Purchase Agreements provide for billing and payment on a schedule where payments would have normally been received in early January, February, March, April and May 2001. Edison has not notified the Imperial Valley Projects as to when they can expect to receive these payments.

     On February 21, 2001, the Imperial Valley Projects (excluding Salton Sea Unit V and CE Turbo) filed a lawsuit against Edison in California's Imperial County Superior Court seeking a court order requiring Edison to make the required payments under the Power Purchase Agreements. The lawsuit also requested, among other things, that the court order permit the Imperial Valley Projects to suspend deliveries of power to Edison and to permit the Imperial Valley Projects to sell such power to other purchasers in California.

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

     As a result of the March 22, 2001 Declaratory Judgment, the Imperial Valley projects suspended energy deliveries to Edison and entered into a transaction agreement with El Paso Merchant Energy, L.P. ("EPME") in which the Imperial Valley Projects' available power is sold to EPME based on percentages of the Dow Jones SP-15 Index. As a result of the cash received from these and estimated future sales, the Company estimates the May 2001 principal and interest payments will be made from available cash.

     CE Generation is hopeful that the current Edison situation is temporary and the proceedings in the legal, regulatory, financial and political arenas will lead to the improvement of Edison's financial condition in the near future and the payment by Edison of amounts due under the Power Purchase Agreements. However, no assurance can be given that this will be the case.

     As a result of Edison's failure to make the payments due under the Power Purchase Agreements and the recent downgrades of Edison's credit ratings, Moody's has downgraded the ratings for the Salton Sea Funding Corporation (the "Funding Corporation") Securities to Caa2 (negative outlook) and S&P has downgraded the ratings for the Funding Corporation Securities to BBB- and has placed the Securities on "credit watch negative". Moody's has downgraded the ratings for the CE Generation Securities to B1 from Baa3 (review for possible downgrade). However, a failure by Edison to make these payments as well as subsequent monthly payments, for a substantial period of time after the payments are due, is not expected to have a material adverse effect on the ability of CE Generation to make payments on the CE Generation bonds due to cash flows from the Gas Projects and the current ability of the Imperial Valley projects to sell to purchasers other than Edison. However, there can be no assurance that such a failure by Edison would not cause a material adverse effect.

     The Imperial Valley Projects are contractually entitled to receive payments under the Power Purchase Agreements. However, due to the uncertainties associated with Edison's financial condition and failure to pay, CE Generation has established an allowance for doubtful accounts of approximately $44 million at March 31, 2001.

     The net revenues, equity distributions and royalties from the Partnership and Salton Sea Projects are used to pay principal and interest payments on outstanding senior secured bonds issued by the Salton Sea Funding Corporation, the final series of which is scheduled to mature in November 2018. The Salton Sea Funding Corporation debt is guaranteed by subsidiaries of Magma and secured by the capital stock of the Salton Sea Funding Corporation. The proceeds of the Salton Sea Funding Corporation debt were loaned by the Salton Sea Funding Corporation under loan agreements and notes to subsidiaries of Magma and used for construction of Salton Sea Unit V Project and the CE Turbo Project, refinancing of indebtedness and other purposes. Debt service on the Imperial Valley loans is used to repay debt service on the Salton Sea Funding Corporation debt. The Imperial Valley loans and the guarantees of the Salton Sea Funding Corporation debt are secured by substantially all of the assets of the guarantors, including the Imperial Valley projects, and by the equity interests in the guarantors.

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

ENVIRONMENTAL LIABILITIES

     The Company may be exposed to environmental costs in the ordinary course of business. Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other social and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating sites, other companies' clean-up experience and data released by the Environmental Protection Agency or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new circumstances, and are included in the accompanying balance sheets at their undiscounted amounts. As of March 31, 2001 and December 31, 2000, the environmental liabilities recorded on the balance sheet were not material.

INFLATION

     Inflation has not had a significant impact on CE Generation's cost structure.

                           PART II OTHER INFORMATION.

ITEM I - LEGAL PROCEEDINGS

     Neither CE Generation nor its subsidiaries are parties to any material legal matters except those described in Footnote 2 of CE Generation's financial statements.

ITEM 2 - CHANGES IN SECURITIES

     Not applicable.

ITEM 3 - DEFAULT ON SENIOR SECURITIES

     Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

ITEM 5 - OTHER INFORMATION

     Not applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          Exhibit 18, Letter regarding Change in Accounting Principles.

     (b)  Reports on Form 8-K:

          Current report filed January 16, 2001, report of unscheduled material events regarding California electricity crisis and Edison's financial condition.

          Current report filed January 19, 2001, report of unscheduled material events regarding California electricity crisis and Edison's financial condition.

          Current report filed February 20, 2001, report of unscheduled material events regarding California electricity crisis and Edison's financial condition.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Omaha, State of Nebraska, on this 14th day of May, 2001.

                                  CE Generation, LLC

                                  /s/ Joseph M. Lillo
                                  -----------------------------
                                  By:  Joseph M. Lillo
                                  Vice President and Controller

                                  EXHIBIT INDEX

Exhibit                                                               Page
  No.                                                                  No.
-------                                                               ----

18       Letter  of  Deloitte  &  Touche,  LLP  regarding  Change
         in  Accounting Principles.                                    18