Form 10-Q
period 2001-06-30
CE GENERATION LLC
filed 2001-08-14
CIK 1097322

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934


                       For the quarter ended June 30, 2001
                          Commission File No. 333-89521


                               CE Generation, LLC
             (Exact name of registrant as specified in its charter)


     Delaware                                               47-0818523
 -----------------                                       -----------------
 (State or other jurisdiction of                         (I.R.S. Employer
 Incorporation or organization)                          Identification No.)

 302 South 36th Street, Suite 400 Omaha, NE               68131
 ------------------------------------------               -----
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


                                 Yes X No _____


     The members equity accounts are held 50% by MidAmerican Energy Holdings Company and 50% by El Paso CE Generation Holding Company as of August 14, 2001.

                                TABLE OF CONTENTS


Part I  Financial Information.............................................1
  Item 1.    Financial Statements.........................................2
  Item 2.    Management's Discussions and Analysis of
             Financial Condition and Results of Operations...............10


Part II..................................................................18
  Item 1.    Legal Proceedings...........................................18
  Item 2.    Changes in Securities and Use of Proceeds...................18
  Item 3.    Defaults on Senior Securities ..............................18
  Item 4.    Submission of Matters to a Vote of Security Holders.........18
  Item 5.    Other Information ..........................................18
  Item 6.    Exhibits and Reports on Form 8-K............................18

Signatures...............................................................19

                         INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors
CE Generation, LLC

     We have reviewed the accompanying consolidated balance sheet of CE Generation, LLC (the "Company") as of June 30, 2001, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2001 and 2000 and the related consolidated statements of cash flows for the six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheets of CE Generation, LLC as of December 31, 2000, and the related statements of operations, members' equity and cash flows for the year then ended (not presented herein); and in our report dated January 18, 2001 (March 27, 2001 as to Note 9A), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP
Omaha, Nebraska
July 27, 2001

                       CE GENERATION, LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in Thousands)

                                                       June 30,     December 31,
                                                         2001           2000
                                                      -----------   ------------
                                                      (unaudited)

ASSETS
Cash and cash equivalents                             $    77,600    $    36,152
Restricted cash                                            14,538         14,794
Accounts receivable, net of allowance of $82,051
  and $ 0 respectively (Note 2)                            81,075         89,883
Prepaid expenses                                            1,551         19,981
Inventory                                                  22,960         27,424
                                                      -----------    -----------
Total current assets                                      197,724        188,234

Restricted cash                                            14,788          9,618
Properties, plants, contracts and equipment, net        1,320,210      1,355,345
Excess of cost over fair value of
  net assets acquired, net                                271,499        276,294
Note receivable from related party                        140,212        140,528
Deferred financing charges and other assets                13,240         14,426
                                                      -----------    -----------
Total assets                                          $ 1,957,673    $ 1,984,445
                                                      ===========    ===========

LIABILITIES AND EQUITY
Liabilities:
Accounts payable                                      $     3,975    $       140
Accrued interest                                            3,729          4,049
Accrued income taxes                                       38,854          4,175
Other accrued liabilities                                  52,115         60,336
Due to affiliates                                           2,135          2,578
Current portion of long term debt                          68,089         67,473
                                                      -----------    -----------
Total current liabilities                                 168,897        138,751

Project loan                                              183,392        199,006
Salton Sea notes and bonds                                507,805        520,250
Senior secured bonds                                      370,700        377,000
Deferred income taxes                                     202,226        242,059
                                                      -----------    -----------
Total liabilities                                       1,433,020      1,477,066

Minority interest                                          69,004         68,464

Commitments and contingencies (Note 2)

Members' equity                                           461,525        438,915
Accumulated other comprehensive income                     (5,876)            --
                                                      -----------    -----------

Total liabilities and equity                          $ 1,957,673    $ 1,984,445
                                                      ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                       CE GENERATION, LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Amounts in Thousands)
                                   (Unaudited)


                                             Three Months Ended        Six Months Ended
                                                  June 30,                  June 30,
                                              2001        2000         2001         2000
                                              ----        ----         ----         ----

Revenue:
Sales of electricity and steam             $ 124,047   $ 110,456    $ 272,033    $ 202,433
Interest and other income                      5,358       2,049        7,059        4,542
                                           ---------   ---------    ---------    ---------
Total revenues                               129,405     112,505      279,092      206,975

Cost and Expenses:
Fuel                                          29,774      26,796       66,462       55,045
Plant operations                              32,877      23,069       66,693       43,416
Depreciation and amortization                 22,862      19,722       43,512       39,097
Interest expense                              20,184      22,406       41,171       44,801
Less interest capitalized                         --      (1,866)          --       (4,217)
                                           ---------   ---------    ---------    ---------
Total expenses                               105,697      90,127      217,838      178,142
                                           ---------   ---------    ---------    ---------

Income before provision for income taxes      23,708      22,378       61,254       28,833
Provision for income taxes                     5,035       2,749       17,510        3,137
                                           ---------   ---------    ---------    ---------

Income before minority interest and
cumulative effect of accounting change        18,673      19,629       43,744       25,696

Minority interest                              1,301       2,690        6,198        6,791
                                           ---------   ---------    ---------    ---------

Income before cumulative effect
of accounting change                          17,372      16,939       37,546       18,905

Cumulative effect of accounting
change, net of tax                                --          --      (15,386)          --
                                           ---------   ---------    ---------    ---------
Net income                                 $  17,372   $  16,939    $  22,160    $  18,905
                                           =========   =========    =========    =========



   The accompanying notes are an integral part of these financial statements.


                       CE GENERATION, LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)

                                                              Six Months Ended
                                                                   June 30,
                                                             2001         2000
                                                             ----         ----
Cash flows from operating activities:
Net income                                                $ 22,160     $ 18,905
Adjustments to reconcile to cash flows from
    operating activities:
Depreciation and amortization                               43,512       39,097
Cumulative effect of change in accounting
    principle, net of tax                                   15,386           --
Provision for deferred income taxes                        (25,998)      (3,849)
Distributions to minority interest
    less than (in excess) of related income                    540       (3,593)
Changes in other items:
   Accounts receivable                                       8,501       (4,112)
   Due to affiliates                                          (443)         812
   Accounts payable and other accrued liabilities           22,201       (9,639)
   Other assets                                              5,923       (3,394)
                                                          --------     --------

Net cash flows from operating activities                    91,782       34,227

Cash flows from investing activities:
Capital expenditures                                       (11,677)     (41,243)
Consolidation of equity investment's cash                       --        2,559
Decrease (increase) in restricted cash                      (5,170)      18,403
                                                          --------     --------

Net cash flows from investing activities                   (16,847)     (20,281)

Cash flows from financing activities:
Proceeds from revolving loan                                    --       15,000
Proceeds from related party notes                               --       13,000
Repayment of loans                                         (33,743)     (41,321)
Decrease in restricted cash                                    256          179
                                                          --------     --------
Net cash flows from financing activities                   (33,487)     (13,142)
                                                          --------     --------

Net increase in cash and cash equivalents                   41,448          804

Cash and cash equivalents at beginning of period            36,152       29,120
                                                          --------     --------

Cash and cash equivalents at end of period                $ 77,600     $ 29,924
                                                          ========     ========

Supplemental disclosure:
Interest paid, net of capitalized interest                $ 40,648     $ 45,284
                                                          ========     ========
Income taxes paid                                         $  9,544     $  7,202
                                                          ========     ========


   The accompanying notes are an integral part of these financial statements.

                       CE GENERATION, LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. General:

     In the opinion of the management of CE Generation, LLC ("CE Generation" or the "Company") the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2001 and the results of operations for the three and six months ended June 30, 2001 and 2000 and cash flows for the six months ended June 30, 2001 and 2000. The results of operations for the three and six months ended June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

     The unaudited combined financial statements shall be read in conjunction with the financial statements included in the CE Generation annual report on Form 10-K for the year ended December 31, 2000.

2. Commitments and Contingencies

A.  Southern California Edison

     Southern California Edison ("Edison"), a wholly-owned subsidiary of Edison International, is a public utility primarily engaged in the business of supplying electric energy to retail customers in Central and Southern California, excluding the city of Los Angeles. CE Generation is aware that there have been public announcements that Edison's financial condition has deteriorated as a result of reduced liquidity. Edison's senior unsecured debt obligations are currently rated Caa2 by Moody's and D by S&P.

     Edison failed to pay approximately $119 million due under the Power Purchase Agreements for power delivered in November and December 2000 and January, February and March 2001, although the Power Purchase Agreements provide for billing and payment on a schedule where payments would have normally been received in early January, February, March, April and May 2001.

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

     As a result of the March 22, 2001 Declaratory Judgment, the Imperial Valley Projects suspended deliveries of energy to Edison and entered into a transaction agreement with El Paso Merchant Energy, L.P. ("EPME") in which the Imperial Valley Projects' available power was sold to EPME based on percentages of the Dow Jones SP-15 Index. On June 18, 2001 the Superior Court terminated the Imperial Valley Projects' right to resell power pursuant to the Declaratory Judgment.

     On June 20, 2001, the Imperial Valley Projects (excluding Salton Sea Unit V and CE Turbo) entered into Agreements Addressing Renewable Energy Pricing and Payment Issues with Edison ("Settlement Agreements"). The Settlement Agreements require Edison make a series of payments to repay the past due balances under the Power Purchase Agreements (the "stipulated amounts"). The first payment of approximately $11.6 million, which represented 10% of the stipulated amounts, was received June 22, 2001. A second partial payment of 10% is payable within 5 days following the MOU Effective Date. The "MOU Effective Date" means the first day on which both of the following have occurred: (a) all legislation implementing the Memorandum of Understanding between Edison and the California Department of Water Resources dated April 9, 2001 ("MOU") or such other legislation based on the MOU or otherwise, that restores Edison to creditworthiness has become effective, and (b) the Commission has issued all orders that are necessary to implement the MOU or other mechanisms contained in such legislation based on the MOU or otherwise which are designed to restore Edison to creditworthiness. The final payment, representing the remaining stipulated amounts, shall be paid on the 5th business day after Edison receives proceeds from the financing resulting from the MOU or other mechanisms contained in such other legislation based on the MOU or otherwise restore Edison to creditworthiness. In addition to these payments, Edison is required to make monthly interest payments calculated at a rate of 7% per annum on the outstanding stipulated amounts. The Settlement Agreements also provide a revised energy pricing structure, whereby Edison elects to pay the Imperial Valley Projects a fixed energy price of 5.37 cents/kilowatt hour in lieu of the Commission-approved SRAC Methodology under the Power Purchase Agreements, commencing on the first day of the month following the MOU Effective Date and expiring five years from such date. All other contract terms remain unchanged.

     As a result of the aforementioned Settlement Agreements, the Imperial Valley Projects resumed power sales to Edison on June 22, 2001. Energy payments are currently calculated using the SRAC formulas set forth in the Power Purchase Agreements until the fixed rate period begins.

     As a result of Edison's failure to make the payments due under the Power Purchase Agreements and the downgrades of Edison's credit ratings, Moody's downgraded the ratings for the Salton Sea Funding Corporation (the "Funding Corporation") Securities to Caa2 (negative outlook) and S&P downgraded the ratings for the Funding Corporation Securities to BBB- and placed the Securities on "credit watch negative". Moody's downgraded the ratings for the CE Generation Securities to B1 from Baa3 (review for possible downgrade). Following the execution of the Settlement Agreements, Moody's placed the Salton Sea Funding and CE Generation securities on "credit watch positive". A failure by Edison to make these payments as well as subsequent monthly payments, for a substantial period of time after the payments are due, is not expected to have a material adverse effect on the ability of CE Generation to make payments on the CE Generation bonds due to cash flows from the Gas Projects. However, there can be no assurance that such a failure by Edison would not cause a material adverse effect.

     The Imperial Valley Projects are contractually entitled to receive payments under the Power Purchase Agreements and Settlement Agreements. However, due to the uncertainties associated with Edison's financial condition and failure to pay contractual obligations, CE Generation has established an allowance for doubtful accounts of approximately $82 million at June 30, 2001. The allowance for doubtful accounts has been recorded as a reduction of net sales in the statement of operations.

B.  NYSEG

     On February 14, 1995, New York State Electric Gas ("NYSEG") filed with the FERC a Petition for a Declaratory Order, Complaint, and Request for Modification of Rates in Power Purchase Agreements Imposed Pursuant to the Public Utility Regulatory Policies Act of 1978 ("Petition") seeking FERC (i) to declare that the rates NYSEG pays under the Saranac Power Purchase Agreement ("Saranac PPA"), which was approved by the New York Public Service Commission (the "PSC"), were in excess of the level permitted under PURPA and (ii) to authorize the PSC to reform the Saranac PPA. On March 14, 1995, the Saranac Partnership intervened in opposition to the Petition asserting, inter alia, that the Saranac PPA fully complied with PURPA, that NYSEG's action was untimely and that the FERC lacked authority to modify the Saranac PPA. On April 12, 1995, the FERC by a unanimous (5-0) decision issued an order denying the various forms of relief requested by NYSEG and finding that the rates required under the Saranac PPA were consistent with PURPA and the FERC's regulations. On May 11, 1995, NYSEG requested rehearing of the order and, by order issued July 19, 1995, the FERC unanimously (5-0) denied NYSEG's request. On June 14, 1995, NYSEG petitioned the United States Court of Appeals for the District of Columbia Circuit (the "Court of Appeals") for review of FERC's April 12, 1995 order. FERC moved to dismiss NYSEG's petition for review on July 28, 1995. On October 30, 1996, all parties filed final briefs and the Court of Appeals heard oral arguments on December 2, 1996. On July 11, 1997, the Court of Appeals dismissed NYSEG's appeal from FERC's denial of the petition on jurisdictional grounds.

     On August 7, 1997, NYSEG filed a complaint in the U.S. District Court for the Northern District of New York against the FERC, the PSC (and the Chairman, Deputy Chairman and the Commissioners of the PSC as individuals in their official capacity), the Saranac Partnership and Lockport Energy Associates, L.P. ("Lockport") concerning the power purchase agreements that NYSEG entered into with the Saranac Partnership and Lockport. NYSEG's suit asserts that the PSC and the FERC improperly implemented PURPA in authorizing the pricing terms that NYSEG, the Saranac Partnership and Lockport agreed to in those contracts. The action raises similar legal arguments to those rejected by the FERC in its April and July 1995 orders. NYSEG in addition asks for retroactive reformation of the contracts as of the date of commercial operation and seeks a refund of $281 million from the Saranac Partnership. The Saranac Partnership and other parties have filed motions to dismiss and oral arguments on those motions were heard on March 2, 1998 and again on March 3, 1999. On September 30, 2000 the District Court granted the motions to dismiss. NYSEG filed a Notice of Appeal on October 25, 2000 appealing the decision to the United States Court of Appeals for the Second Circuit. NYSEG filed its appellate brief on February 9, 2001. On March 12, 2001 Saranac filed its appellate brief. Oral arguments on the appeal occurred on June 25, 2001. The Saranac Partnership believes that NYSEG's claims are without merit for the same reasons described in the FERC's orders and the District Court's decision.

3.       Related Party Transactions

     On September 29, 2000, Salton Sea Power LLC ("Salton Sea Power") and CE Turbo LLC ("CE Turbo") entered into an agreement to sell all available power from Salton Sea Unit V and CE Turbo to EPME. Under the terms of the agreement, EPME purchased all available power and sold available power, on behalf of Salton Sea Power and CE Turbo into the California ISO markets. The purchase price for the available power was equivalent to the value actually received by EPME for the sale of such power, including renewable premiums.

     On January 17, 2001, Salton Sea Power and CE Turbo entered into a transaction agreement with EPME in which Salton Sea Unit V and CE Turbo`s available power after sales to the Salton Sea Zinc Recovery project was sold to EPME on day ahead basis.

     On March 27, 2001 and May 1, 2001, the Imperial Valley Projects entered into transaction agreements with EPME in which the Imperial Valley Projects' available power is sold to EPME based on percentages of the Dow Jones SP-15 Index. As of June 22, 2001 the Imperial Valley Projects (excluding Salton Sea Unit V and CE Turbo), are no longer selling power to EPME.

4.       Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", which was delayed by SFAS 137 and amended by SFAS 138. SFAS 133/138 requires an entity to recognize all of its derivatives as either assets or liabilities in its statement of financial position and measure those instruments at fair value. CE Generation utilizes derivative financial instruments soley to manage the risk that changes in interest rates will affect the amounts of its future interest payments and adopted SFAS 133/138 effective January 1, 2001. As a result of the adoption of SFAS 133/138, CE Generation recorded the fair value of the interest rate swap agreements at January 1, 2001. These interest rate swap agreements are considered cash flow hedges and therefore the offset is recorded in accumulated other comprehensive income. The adoption did not have a material impact on results of operations or cash flows.

     The FASB's Derivatives Implementation Group continues to identify and provide guidance on various implementation issues related to SFAS 133/138 that are in the varying stages of review and clearance by the Derivative Implementation Group and FASB. CE Generation has not determined if the ultimate resolution of those issues would have a material impact on its financial statements.

     In June 2001, FASB approved the issuance of SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". These standards, issued in July 2001, establish accounting and reporting for business combinations. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. These standards are effective for CE Generation beginning on January 1, 2002. CE Generation has not quantified the impact resulting from the adoption of these standards.

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

6.       Comprehensive Income

     Comprehensive income for the three and six months ended June 30, 2001 was $18.4 million and $16.3 million, respectively. The comprehensive income for the six months ended June 30, 2001, includes the transition adjustment of $7.7 million, net of tax, related to the initial adoption of SFAS 133. Comprehensive income differs from net income due to the fair value adjustment of cash flow hedges.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following is management's discussion and analysis of significant factors, which have affected CE Generation, LLC's ("CE Generation" or the "Company") financial condition and results of operations during the periods included in the accompanying statements of operations. The Company's actual results in the future could differ significantly from the historical results.

Business

     The consolidated financial statements reflect the consolidated financial statements of CE Generation, and its wholly-owned subsidiaries, Magma Power Company ("Magma"), FSRI Holdings, Inc. ("FSRI") and Yuma Cogeneration Associates.

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

Factors Affecting Results of Operations

     The capacity factor for a particular project is determined by dividing the total quantity of electricity sold by the product of the project's capacity and the total hours in the year. The capacity factors for the Vulcan Project, Hoch (Del Ranch) Project, Elmore Project, Leathers Project and CE Turbo Project plants are based on capacity amounts of 34, 38, 38, 38 and 10 net megawatts, respectively. The capacity factors for Salton Sea Unit I Project, Salton Sea Unit II Project, Salton Sea Unit III Project, Salton Sea Unit IV Project and Salton Sea Unit V Project plants are based on capacity amounts of 10, 20, 49.8,
39.6 and 49 net megawatts,  respectively.  The capacity  factors for the Saranac

Project, Power Resources Project and Yuma Project plants are based on capacity amounts of 240, 200 and 50 net megawatts, respectively. Each plant possesses an operating margin, which allows for production in excess of the amount listed above. Utilization of this operating margin is based upon a variety of factors and can be expected to vary throughout the year under normal operating conditions. The amount of revenues received by these projects is affected by the extent to which they are able to operate and generate electricity. Accordingly, the capacity and capacity factor figures provide information on operating performance that has affected the revenues received by these projects.

Power Purchase Agreements

     Imperial Valley Projects. As a result of legal proceedings with Edison, the Imperial Valley Projects suspended power sales to Edison on March 22, 2001 and entered into a transaction agreement to sell available power to EPME. On June 20, 2001, the Imperial Valley Projects entered into Agreements Addressing the Payment and Pricing Issues with Edison. As a result of these agreements, the Imperial Valley Projects resumed power sales to Edison on June 22, 2001. See discussion in Liquidity and Capital Resources, page 14.

     The operating Partnership Projects (excluding the CE Turbo Project) sell all electricity generated by the respective plants under four long-term SO4 Agreements between the Partnership Projects and Edison. These SO4 Agreements provide for capacity payments, capacity bonus payments and energy payments. Edison is contractually obligated to make fixed annual capacity and capacity bonus payments to the Partnership Projects to the extent that capacity factors exceed benchmarks set forth in the agreements. The price for capacity and capacity bonus payments is fixed for the life of the SO4 Agreements and the capacity payments are significantly higher in the months of June through September. The price for energy sold is based on the cost that Edison avoids by purchasing energy from the Partnership Projects instead of obtaining the energy from other sources.

     The Salton Sea Unit I Project sells electricity to Edison under a 30-year negotiated power purchase agreement, which provides for capacity and energy payments. The energy payment is calculated using a base price, which is subject to quarterly adjustments based on a basket of indices. The time period weighted average energy payment for Salton Sea Unit I was 5.9 cents per kilowatt-hour during the six months ended June 30, 2001. As the Salton Sea Unit I Power Purchase Agreement ("PPA") is not a SO4 Agreement, the energy payments do not revert to payments based on the cost that Edison avoids by purchasing energy from Salton Sea Unit I instead of obtaining the energy from other sources.

     The Salton Sea Unit II Project and Salton Sea Unit III Project sell electricity to Edison under 30-year modified SO4 Agreements that provide for capacity payments, capacity bonus payments and energy payments. The price for contract capacity and contract capacity bonus payments is fixed for the life of the modified SO4 Agreements. The energy payments for each of the first ten year periods, which period expired in April 2000 for Salton Sea II and expired in February 1999 for Salton Sea III, were levelized at a time period weighted average of 10.6 cents per kilowatt-hour and 9.8 cents per kilowatt-hour for Salton Sea Unit II and Salton Sea Unit III, respectively. Thereafter, the monthly energy payments are based on the cost that Edison avoids by purchasing energy from Salton Sea Unit II or III instead of obtaining the energy from other sources. For Salton Sea Unit II only, Edison is entitled to receive, at no cost, 5% of all energy delivered in excess of 80% of contract capacity through March 31, 2004.

     The Salton Sea Unit IV Project sells electricity to Edison under a modified SO4 Agreement which provided for contract capacity payments on 34 megawatts of capacity at two different rates based on the respective contract capacities deemed attributable to the original Salton Sea Unit I PPA option (20 megawatts) and to the original Fish Lake PPA (14 megawatts). The capacity payment price for the 20 megawatt portion adjusts quarterly based upon specified indices and the capacity payment price for the 14 megawatt portion is a fixed levelized rate. The energy payment (for deliveries up to a rate of 39.6 megawatts) is at a fixed rate for 55.6% of the total energy delivered by Salton Sea Unit IV and is based on an energy payment schedule for 44.4% of the total energy delivered by Salton Sea Unit IV. The contract has a 30-year term, but Edison is not required to purchase the 20 megawatts of capacity and energy originally attributable to the Salton Sea Unit I PPA option after September 30, 2017, the original termination date of the Salton Sea Unit I PPA.

     For the six months ended June 30, 2001 and 2000, respectively Edison's average avoided cost of energy was 11.6 cents per kilowatt-hour and 3.8 cents per kilowatt-hour, respectively. Estimates of Edison's future avoided cost of energy vary substantially from year to year.

     The CE Turbo project, which commenced commercial operation in the third quarter of 2000, sells its output through market transactions. The CE Turbo project may sell its output to a zinc facility, which is wholly owned by a subsidiary of MidAmerican and is expected to commence commercial operations in 2002. The remainder of the CE Turbo output is sold through other market transactions.

     The Salton Sea Unit V Project, which commenced operations in the third quarter of 2000, will sell approximately one-third of its net output to the zinc facility, which is wholly owned by a subsidiary of MidAmerican and is expected to commence commercial operations in 2002. The remainder of the Salton Sea V output is sold through other market transactions.

     As a result of the legal proceedings with Edison, on March 22, 2001 the Imperial Valley Projects suspended power sales to Edison. On March 27, 2001 and May 1, 2001 the Imperial Valley Projects entered into transaction agreements to sell available power to EPME based on percentages of the Dow Jones On June 20, 2001 the Imperial Valley Projects (excluding Salton Sea Unit V and CE Turbo) entered into Agreements Addressing Payment and Pricing Issues with Edison and, as a result, resumed power sales to Edison on June 22, 2001. See discussion in Liquidity and Capital Resources, page 14.

     Gas Projects. The Saranac Project sells electricity to NYSEG under the Saranac PPA, which provides for capacity and energy payments. Capacity payments, which for the six months ended June 30, 2001 totaled 2.57 cents per kilowatt-hour, are received for electricity produced during "peak hours" as defined in the Saranac PPA and escalate at approximately 4.1% annually for the remaining term of the contract. Energy payments, which averaged 7.49 cents per kilowatt-hour for the six months ended June 30, 2001, escalate at approximately 4.4% annually for the remaining term of the Saranac PPA. The Saranac PPA expires in June of 2009.

     The Power Resources Project sells electricity to Texas Utilities Electric Company under the Power Resources PPA, which provides for capacity and energy payments. Capacity payments and energy payments, which for the six months ended June 30, 2001 were $3.48 million per month and 3.5 cents per kilowatt-hour, respectively, escalate at 3.5% annually for the remaining term of the Power Resources PPA. The Power Resources PPA expires in September 2003.

     The Yuma Project sells electricity to San Diego Gas & Electric Company ("SDG&E") under the Yuma PPA. The energy is sold at a price based on the cost that SDG&E avoids by purchasing energy from the Yuma Project instead of obtaining the energy from other sources and the capacity is sold to SDG&E at a fixed price for the life of the Yuma PPA. The power is delivered to SDG&E over transmission lines constructed and owned by Arizona Public Service Company.

Results of Operations

     Sales of electricity and steam increased to $124.0 million for the three months ended June 30, 2001 from $110.5 million for the same period in 2000, a 12% increase. For the six months ended June 30, 2001, sales of electricity and steam increased to $272.0 million from $202.4 million for the same period in 2000. Approximately $105 million of the increase was a result of higher energy prices at the Imperial Valley Projects, and the Yuma Project. Approximately $30 million of the increase was due to the addition of the Salton Sea V and Turbo projects in the third quarter of 2000. The remaining increase is attributable to escalated contract prices at the Power Resources and Saranac Projects and other increases in production. The increase is partially offset by an allowance for doubtful accounts for the Edison receivables of approximately $82 million.

     The  following   operating  data  represents  the  aggregate  capacity  and electricity production of the Imperial Valley Projects:

                                     Three Months Ended    Six Months Ended
                                           June 30,            June 30,
                                        2001      2000        2001       2000
                                     -------------------  --------------------

Overall capacity factor                88.2%     88.9%       89.8%      77.2%
Megawatt-hours produced              621,800   519,600   1,273,300    902,100
Capacity (net megawatts)
   (weighted average)                  326.4     267.4       326.4      267.4

     The overall capacity factor for the Imperial Valley Projects was generally consistent with the three months ended June 30, 2001 and 2000 and increased for the six months ended June 30, 2001 compared to the same period in 2000 due to the timing of overhauls and other maintenance. The capacity increased due to the addition of the Salton Sea Unit V and Turbo Projects in 2000.

     The  following   operating  data  represents  the  aggregate  capacity  and electricity production of the Gas Projects:

                                     Three Months Ended    Six Months Ended
                                           June 30,            June 30,
                                        2001      2000        2001       2000
                                     -------------------  --------------------

Overall capacity factor                88.1%     86.8%       91.6%      88.5%
Megawatt-hours produced              942,286   927,900   1,949,226  1,892,300
Capacity (net megawatts)(average)        490       490         490        490

     The overall capacity factor of the Gas Projects reflects the effect of contractual curtailments. The capacity factors adjusted for these contractual curtailments during the six months ended June 30, 2001 and 2000 were 96.4% and 96.6%, respectively.

     Interest and other income increased to $5.4 million during the three months ended June 30, 2001 from $2.0 million for the same period in 2000. Interest and other income increased to $7.1 million during the six months ended June 30, 2001 from $4.5 million for the same period in 2000. The increases are primarily the result of recognizing interest income in the second quarter 2001 related to interest earned on past due balances from Edison.

     Fuel expenses increased to $29.8 million during the three months ended June 30, 2001 from $26.8 million for the same period in 2000. Fuel expense increased to $66.5 million during the six months ended June 30, 2001 from $55.0 million for the same period in 2000. The increases are primarily the result of higher gas prices at Yuma and also a result of increased production.

     Plant operating expenses increased during the three months ended June 30, 2001 to $32.9 million from $23.1 million for the same period in 2000. For the six month period ended June 30, 2001 operating expenses increased to $66.7 million from $43.4 million in 2000. These costs include operating, maintenance, resource, administration and other plant operating expenses. The increases were primarily due to increased operating costs at the Imperial Valley Projects due to the addition of Salton Sea V and CE Turbo Projects and increased brine disposal costs.

     Depreciation and amortization increased to $22.9 million during the three months ended June 30, 2001 from $19.7 million for the same period in 2000. For the six months ended June 30, 2001 depreciation and amortization increased to $43.5 million from $39.1 million in 2000. The increases are the result of the addition of the Salton Sea V Project, CE Turbo Project and an upgraded brine handling system.

     Interest expense, less amounts capitalized, decreased during the three months ended June 30, 2001 to $20.2 million from $20.5 million for the same period in 2000. For the six months ended June 30, 2001 interest, less amounts capitalized increased to $41.2 million from $40.6 million in 2000. The changes reflect the discontinuation of capitalized interest on the construction projects, partially offset by the repayment of debt.

     The provision for income taxes increased to $5.0 million during the three months ended June 30, 2001 from $2.7 million for the same period in 2000. For the six months ended June 30, 2001, the provision for income tax increased to $17.5 million from $3.1 million in 2000. The changes from year to year in the effective rate are due primarily to the generation and utilization of energy tax credits and depletion deductions.

     The Company has changed its accounting policy for major maintenance, overhaul and well workover costs. These costs, which have historically been accounted for using the deferred and accrued methods, are now expensed as incurred. The cumulative effect of the change in accounting policy represents a January 1, 2001 write off of prepaid and accrued major maintenance and well workover balances of approximately $15.4 million, net of tax.

Liquidity and Capital Resources

     Cash and cash equivalents were $77.6 million at June 30, 2001 as compared to $36.2 million at December 31, 2000. In addition, restricted cash was $29.3 million and $24.4 million at June 30, 2001 and December 31, 2000, respectively.

     Edison, a wholly-owned subsidiary of Edison International, is a public utility primarily engaged in the business of supplying electric energy to retail customers in Central and Southern California, excluding Los Angeles. CE Generation is aware that there have been public announcements that Edison's financial condition has deteriorated as a result of reduced liquidity. Edison's senior unsecured debt obligations are currently rated Caa2 by Moody's and D by S&P.

     Edison failed to pay approximately $119 million due under the Power Purchase Agreements for power delivered in November and December 2000 and January, February and March 2001, although the Power Purchase Agreements provide for billing and payment on a schedule where payments would have normally been received in early January, February, March, April and May 2001.

     On February 21, 2001, the Imperial Valley Projects (excluding Salton Sea V and CE Turbo) filed a lawsuit against Edison in California's Imperial County Superior Court seeking a court order requiring Edison to make the required payments under the Power Purchase Agreements. The lawsuit also requested, among other things, that the court order permit the Imperial Valley Projects to suspend deliveries of power to Edison and to permit the Imperial Valley Projects to sell such power to other purchasers in California.

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

     As a result of the March 22, 2001 Declaratory Judgment, the Imperial Valley Projects suspended deliveries of energy to Edison and entered into a transaction agreement with El Paso Merchant Energy, L.P. ("EPME") in which the Imperial Valley Projects' available power was sold to EPME based on percentages of the Dow Jones SP-15 Index. On June 18, 2001 the Superior Court terminated the Imperial Valley Projects' right to resell power pursuant to the Declaratory Judgment.

     On June 20, 2001, the Imperial Valley Projects (excluding Salton Sea Unit V and CE Turbo) entered into Agreements Addressing Renewable Energy Pricing and Payment Issues with Edison ("Settlement Agreements"). The Settlement Agreements require Edison make a series of payments to repay the past due balances under the Power Purchase Agreements (the "stipulated amounts"). The first payment of approximately $11.6 million, which represented 10% of the stipulated amounts, was received June 22, 2001. A second partial payment of 10% is payable within 5 days following the MOU Effective Date. The "MOU Effective Date" means the first day on which both of the following have occurred: (a) all legislation implementing the Memorandum of Understanding between Edison and the California Department of Water Resources dated April 9, 2001 ("MOU") or such other legislation based on the MOU or otherwise, that restores Edison to creditworthiness has become effective, and (b) the Commission has issued all orders that are necessary to implement the MOU or other mechanisms contained in such legislation based on the MOU or otherwise which are designed to restore Edison to creditworthiness. The final payment, representing the remaining stipulated amounts, shall be paid on the 5th business day after Edison receives proceeds from the financing resulting from the MOU or other mechanisms contained in such other legislation based on the MOU or otherwise restore Edison to creditworthiness. In addition to these payments, Edison is required to make monthly interest payments calculated at a rate of 7% per annum on the outstanding stipulated amounts. The Settlement Agreements also provide a revised energy pricing structure, whereby Edison elects to pay the Imperial Valley Projects a fixed energy price of 5.37 cents/kilowatt hour in lieu of the Commission-approved SRAC Methodology under the Power Purchase Agreements, commencing on the first day of the month following the MOU Effective Date expiring five years from such date. All other contract terms remain unchanged.

     As a result of the aforementioned Settlement Agreements, the Imperial Valley Projects resumed power sales to Edison on June 22, 2001. Energy payments are currently calculated using the SRAC formulas set forth in the Power Purchase Agreements until the fixed rate period begins.

     As a result of Edison's failure to make the payments due under the Power Purchase Agreements and the downgrades of Edison's credit ratings, Moody's downgraded the ratings for the Salton Sea Funding Corporation (the "Funding Corporation") Securities to Caa2 (negative outlook) and S&P downgraded the ratings for the Funding Corporation Securities to BBB- and has placed the Securities on "credit watch negative". Moody's downgraded the ratings for the CE Generation Securities to B1 from Baa3 (review for possible downgrade). Following the execution of the Settlement Agreements, Moody's placed the Salton Sea Funding and CE Generation securities on "credit watch positive". A failure by Edison to make these payments as well as subsequent monthly payments, for a substantial period of time after the payments are due, is not expected to have a material adverse effect on the ability of CE Generation to make payments on the CE Generation bonds due to cash flows from the Gas Projects. However, there can be no assurance that such a failure by Edison would not cause a material adverse effect.

     The Imperial Valley Projects are contractually entitled to receive payments under the Power Purchase Agreements. However, due to the uncertainties associated with Edison's financial condition and failure to pay contractual obligations, CE Generation has established an allowance for doubtful accounts of approximately $82 million at June 30, 2001. The allowance for doubtful accounts has been recorded as a reduction of net sales in the statement of operations.

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

     The proceeds of Series F of the Salton Sea Funding Corporation debt are being used in part to construct the zinc facility, and the direct and indirect owners of the zinc facility are among the guarantors of the Salton Sea Funding Corporation debt. MidAmerican has guaranteed the payment by the zinc guarantors of a specified portion of the scheduled debt service on the Imperial Valley loans described in the preceding paragraph, including the current principal amount of approximately $140.2 million and associated interest.

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

Environmental Liabilities

     The Company may be exposed to environmental costs in the ordinary course of business. Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other social and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating sites, other companies' clean-up experience and data released by the Environmental Protection Agency or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new circumstances, and are included in the accompanying balance sheets at their undiscounted amounts. As of June 30 2001 and December 31, 2000, the environmental liabilities recorded on the balance sheet were not material.

Inflation

     Inflation has not had a significant impact on CE Generation's cost structure.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities", which was delayed by SFAS 137 and amended by SFAS 138. SFAS 133/138 requires an entity to recognize all of its derivatives as either assets or liabilities in its statement of financial position and measure those instruments at fair value. CE Generation utilizes derivative financial instruments soley to manage the risk that changes in interest rates will affect the amount of its future interest payments and adopted SFAS 133/138 effective January 1, 2001. As a result of the adoption of SFAS 133/138, CE Generation recorded the fair value of the interest rate swap agreements at January 1, 2001. These interest rate swap agreements are considered cash flow hedges and therefore the offset is recorded in accumulated other comprehensive income. The adoption did not have a material impact on results of operations or cash flows.

     The FASB's Derivatives Implementation Group continues to identify and provide guidance on various implementation issues related to SFAS 133/138 that are in the varying stages of review and clearance by the Derivative Implementation Group and FASB. CE Generation has not determined if the ultimate resolution of those issues would have a material impact on its financial statements.

     In June 2001, FASB approved the issuance of SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. These standards, issued in July 2001, establish accounting and reporting for business combinations. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. These standards are effective for CE Generation beginning on January 1, 2002. CE Generation has not quantified the impact resulting from the adoption of these standards.

Qualitative and Quantitative Disclosures About Market Risk

     There have been no significant changes in CE Generation's market risk the six months ended June 30, 2001. For additional information see the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

Item 6 - Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  None.

         (b)      Report on Form 8-K
                  Current report filed June 20, 2001 reporting that the Company's affiliates have executed settlement agreements with Edison.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Omaha, State of Nebraska, on this 14th day of August, 2001.

                                   CE Generation, LLC

                                   /s/ Joseph M. Lillo
                                   --------------------------------------------
                                   By:      Joseph M. Lillo
                                   Vice President and Controller