Form 10-Q
period 2001-09-30
CE GENERATION LLC
filed 2001-11-14
CIK 1097322

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934


                    For the quarter ended September 30, 2001
                          Commission File No. 333-89521


                               CE Generation, LLC
             (Exact name of registrant as specified in its charter)


         Delaware                                             47-0818523
     ----------------                                      -------------------
     (State or other jurisdiction of                       (I.R.S. Employer
     Incorporation or organization)                        Identification No.)

     302 South 36th Street, Suite 400 Omaha, NE            68131
     ------------------------------------------            -----
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


                                 Yes X No _____


     The members equity accounts are held 50% by MidAmerican Energy Holdings Company and 50% by El Paso Merchant Energy Holding Company as of November 14, 2001.

                                TABLE OF CONTENTS


Part I  Financial Information...............................................1
  Item 1.  Financial Statements.............................................2
  Item 2.  Management's Discussions and Analysis of
           Financial Condition and Results of Operations...................10


Part II....................................................................18
  Item 1.  Legal Proceedings...............................................18
  Item 2.  Changes in Securities and Use of Proceeds.......................18
  Item 3.  Defaults on Senior Securities ..................................18
  Item 4.  Submission of Matters to a Vote of Security Holders.............18
  Item 5.  Other Information ..............................................18
  Item 6.  Exhibits and Reports on Form 8-K................................18

Signatures.................................................................19

                         INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors
CE Generation, LLC

     We have reviewed the accompanying consolidated balance sheet of CE Generation, LLC and subsidiaries (the "Company") as of September 30, 2001, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2001 and 2000 and the related consolidated statements of cash flows for the nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of CE Generation, LLC and subsidiaries as of December 31, 2000, and the related statements of operations, members' equity and cash flows for the year then ended (not presented herein); and in our report dated January 18, 2001 (March 27, 2001 as to Note 9A), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP
Omaha, Nebraska
October 26, 2001

                       CE GENERATION, LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in Thousands)

                                                     September 30,  December 31,
                                                         2001           2000
                                                     ------------   ------------
                                                     (unaudited)

 ASSETS
 Cash and cash equivalents                           $  117,050     $   36,152
 Restricted cash                                         14,830         14,794
 Accounts receivable (net of allowance of $89,991,
  and $0, respectively)                                  70,203         89,576
 Prepaid expenses                                         3,778         19,981
 Inventory                                               24,551         27,424
                                                     ----------     ----------
 Total current assets                                   230,412        187,927

 Restricted cash                                         12,639          9,618
 Properties, plants, contracts and equipment, net 1,309,016 1,348,715 Excess of cost over fair value
  of net assets acquired, net                           269,101        276,294
 Note receivable from related party                     140,212        140,528
 Deferred financing charges and other assets             12,815         21,363
                                                     ----------     ----------
 Total assets                                        $1,974,195     $1,984,445
                                                     ==========     ==========
 LIABILITIES AND EQUITY
 Liabilities:
 Accounts payable                                    $    5,587     $      140
 Accrued interest                                        18,373          4,049
 Accrued income taxes                                    36,103          4,175
 Other accrued liabilities                               46,425         60,336
 Interest rate swap                                      14,335            ---
 Due to affiliates                                        5,388          2,578
 Current portion of long term debt                       72,089         67,473
                                                     ----------     ----------
 Total current liabilities                              198,300        138,751

 Project loan                                           175,588        199,006
 Salton Sea notes and bonds                             507,805        520,250
 Senior secured bonds                                   366,700        377,000
 Deferred income taxes                                  197,359        242,059
                                                     ----------     ----------
 Total liabilities                                    1,445,752      1,477,066

 Minority interest                                       64,965         68,464
 Commitments and contingencies (Note 2)

 Members' equity                                        472,432        438,915
 Accumulated other comprehensive income                  (8,954)           ---
                                                     ----------     ----------
 Total liabilities and equity                        $1,974,195     $1,984,445
                                                     ==========     ==========

   The accompanying notes are an integral part of these financial statements.

                       CE GENERATION, LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Amounts in Thousands)
                                   (Unaudited)


                                        Three Months Ended    Nine Months Ended
                                           September 30,        September 30,
                                         2001       2000        2001      2000
                                         ----       ----        ----      ----
 Revenue:

 Sales of electricity and steam         $120,089   $146,522  $392,122  $348,955

 Interest and other income                 3,560      3,236    10,619     7,778
                                        --------   --------  --------  --------
 Total revenues                          123,649    149,758   402,741   356,733



 Cost and Expenses:

 Fuel                                     28,675     30,378    95,137    85,423

 Plant operations                         34,170     32,552   100,863    75,968

 Depreciation and amortization            21,453     20,564    64,965    59,661

 Interest expense                         20,392     21,992    61,563    66,793

 Less interest capitalized                   ---        (74)      ---    (4,291)
                                        --------   --------  --------  --------
 Total expenses                          104,690    105,412   322,528   283,554
                                        --------   --------  --------  --------

 Income before provision
 for income taxes                         18,959     44,346    80,213    73,179

 Provision for income taxes                2,509      8,490    20,019    11,627
                                        --------   --------  --------  --------
 Income before minority interest and
 cumulative effect of accounting change   16,450     35,856    60,194    61,552

 Minority interest                         5,543      4,447    11,741    11,238
                                        --------   --------  --------  --------
 Income before cumulative effect
 of accounting change                     10,907     31,409    48,453    50,314

 Cumulative effect of accounting
 change, net of tax                          ---        ---   (15,386)      ---
                                        --------   --------  --------  --------
 Net income                             $ 10,907   $ 31,409  $ 33,067  $ 50,314
                                        ========   ========  ========  ========


   The accompanying notes are an integral part of these financial statements.

                       CE GENERATION, LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)

                                                             Nine Months Ended
                                                               September 30,
                                                             2001         2000
                                                             ----         ----
Cash flows from operating activities:
Net income                                               $  33,067    $  50,314
Adjustments to reconcile to cash flows from
   operating activities:
Depreciation and amortization                               64,965       59,661
Cumulative effect of change in accounting
   principle, net of tax                                    15,386          ---
Provision for deferred income taxes                        (29,400)       3,191
Distributions to minority interest
   less than (in excess) of related income                  (3,499)      (5,688)
Changes in other items:
   Accounts receivable                                      19,373      (20,767)
   Due to affiliates                                         2,810        7,257
   Accounts payable and other accrued liabilities           39,809       20,660
   Other assets                                              2,413       (6,125)
                                                         ---------    ---------

Net cash flows from operating activities                   144,924      108,503

Cash flows from investing activities:
Capital expenditures                                       (19,422)     (45,534)
Consolidation of equity investment's cash                      ---        2,559
Decrease (increase) in restricted cash                      (3,021)      11,222
                                                         ---------    ---------

Net cash flows from investing activities                   (22,443)     (31,753)

Cash flows from financing activities:
Repayment of Salton Sea notes and bonds                    (11,829)     (22,552)
Proceeds from related party notes                              ---       13,000
Repayment of project loans                                 (29,718)     (27,343)
Decrease in restricted cash                                    (36)         (45)
                                                         ---------    ---------
Net cash flows from financing activities                   (41,583)     (36,940)
                                                         ---------    ---------
Net increase in cash and cash equivalents                   80,898       39,810

Cash and cash equivalents at beginning of period            36,152       29,120
                                                         ---------    ---------
Cash and cash equivalents at end of period               $ 117,050    $  68,930
                                                         =========    =========
Supplemental disclosure:
Interest paid, net of capitalized interest               $  46,192    $  45,122
                                                         =========    =========
Income taxes paid                                        $  28,630    $   8,720
                                                         =========    =========

   The accompanying notes are an integral part of these financial statements.

                       CE GENERATION, LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   General

     In the opinion of the management of CE Generation, LLC ("CE Generation" or the "Company") the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2001 and the results of operations for the three and nine months ended September 30, 2001 and 2000 and cash flows for the nine months ended September 30, 2001 and 2000. The results of operations for the three and nine months ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

     The unaudited combined financial statements shall be read in conjunction with the financial statements included in the CE Generation annual report on Form 10-K for the year ended December 31, 2000.

     Certain prior year amounts have been reclassified in order to conform with current year classifications.

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

     Edison failed to pay the Company approximately $119 million due under the Power Purchase Agreements for power delivered in November and December 2000 and January, February and March 2001, although the Power Purchase Agreements provide for billing and payment on a schedule where payments would have normally been received in early January, February, March, April and May 2001.

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

     On June 20, 2001, the Imperial Valley Projects (excluding Salton Sea Unit V and CE Turbo) entered into Agreements Addressing Renewable Energy Pricing and Payment Issues with Edison ("Settlement Agreements"). The Settlement Agreements require that Edison make a series of payments to repay the past due balances under the Power Purchase Agreements (the "stipulated amounts"). The first payment of approximately $11.6 million, which represented 10% of the stipulated amounts, was received June 22, 2001. A second partial payment of 10% is payable within 5 days following the occurrence of Events to restore Edison to creditworthiness (the "Effective Date"). The final payment, representing the remaining stipulated amounts, shall be paid on the 5th business day after Edison receives proceeds from the financing resulting from the occurrence of Events to restore Edison to creditworthiness. In addition to these payments, Edison is required to make monthly interest payments calculated at a rate of 7% per annum on the outstanding stipulated amounts. The Settlement Agreements also provide a revised energy pricing structure, whereby Edison elects to pay the Imperial Valley Projects a fixed energy price of 5.37 cents/kilowatt hour in lieu of the Commission-approved SRAC Methodology under the Power Purchase Agreements, commencing on the first day of the month following the Effective Date and expiring five years from such date. All other contract terms remain unchanged.

     As a result of the aforementioned Settlement Agreements, the Imperial Valley Projects resumed power sales to Edison on June 22, 2001. Energy payments are currently calculated using the SRAC formulas set forth in the Power Purchase Agreements until the fixed rate period begins.

     On October 2, 2001 the California Public Utilities Commission (PUC) and Edison reached a settlement in the Filed Rate Doctrine lawsuit Edison filed in Federal Court against the PUC. By its own terms, the settlement is intended to restore Edison to creditworthiness so that it is able to resume procuring the electricity needed by its customers; limit ratepayers' costs of paying off the debt; and maintain the state's role in regulating the investor owned utility by enabling Edison to pay down its back debts over a reasonable period of time. As a result of such settlement, the Imperial Valley Projects believe the conditions to the Effective Date under the Settlement Agreements have been satisfied.
Edison disputes such conditions have been satisfied. The Imperial Valley Projects are vigorously pursuing enforcement of their rights under the Settlement Agreements.

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

     As a result of the uncertainties related to Edison, the letter of credit that supports the debt service reserve fund at Salton Sea Funding Corporation has not been renewed and as such cash distributions are not available to CE Generation until the Salton Sea Funding Corporation debt service reserve fund of approximately $67.0 million, has been funded or the letter of credit has been renewed or replaced.

     The Imperial Valley Projects are contractually entitled to receive payments under the Power Purchase Agreements and Settlement Agreements. However, due to the uncertainties associated with Edison's financial condition and failure to pay contractual obligations, CE Generation has established an allowance for doubtful accounts of approximately $90 million at September 30, 2001. The allowance for doubtful accounts has been recorded as a reduction of net sales in the statement of operations.

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

     On August 7, 1997, NYSEG filed a complaint in the U.S. District Court for the Northern District of New York against the FERC, the PSC (and the Chairman, Deputy Chairman and the Commissioners of the PSC as individuals in their official capacity), the Saranac Partnership and Lockport Energy Associates, L.P. ("Lockport") concerning the power purchase agreements that NYSEG entered into with the Saranac Partnership and Lockport. NYSEG's suit asserts that the PSC and the FERC improperly implemented PURPA in authorizing the pricing terms that NYSEG, the Saranac Partnership and Lockport agreed to in those contracts. The action raises similar legal arguments to those rejected by the FERC in its April and July 1995 orders. NYSEG in addition asked for retroactive reformation of the contracts as of the date of commercial operation and seeks a refund of $281 million from the Saranac Partnership. The Saranac Partnership and other parties filed motions to dismiss and oral arguments on those motions were heard on March 2, 1998 and again on March 3, 1999. On September 30, 2000 the District Court granted the motions to dismiss. NYSEG filed a Notice of Appeal on October 25, 2000 appealing the decision to the United States Court of Appeals for the Second Circuit. On October 5, 2001, the Court of Appeals upheld the decision of the District Court in all material respects.

3.   Related Party Transactions

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

4.   Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities", which was delayed by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133" and amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS 133 requires an entity to recognize all of its derivatives as either assets or liabilities in its statement of financial position and measure those instruments at fair value. CE Generation utilizes derivative financial instruments solely to manage the risk that changes in interest rates will affect the amount of its future interest payments and adopted SFAS 133 effective January 1, 2001. As a result of the adoption of SFAS 133, CE Generation recorded the fair value of the interest rate swap agreements at January 1, 2001. These interest rate swap agreements are considered cash flow hedges and therefore the offset is recorded in accumulated other comprehensive income. The adoption did not have a material impact on results of operations or cash flows.

     The FASB continues to identify and provide guidance on various implementation issues related to SFAS 133/138 that are in the varying stages of review and clearance by the Derivative Implementation Group and FASB. CE Generation has not determined if the ultimate resolution of those issues would have a material impact on its financial statements.

     In June 2001, FASB approved the issuance of SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". These standards, issued in July 2001, establish accounting and reporting for business combinations. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. SFAS No. 142 is effective for CE Generation beginning on January 1, 2002. CE Generation has not quantified the impact resulting from the adoption of this standard.

     In July 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). This standard addresses financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and the related asset retirement costs. SFAS 143 is effective for the Company's fiscal year beginning January 1, 2003. Management is in the process of evaluating the impact this standard will have on the Company's consolidated financial statements.

     In October 2001, FASB issued SFAS No. 144, "Accounting for Impairment of Disposal of Long-Lived Assets" (SFAS 144). The standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for the Company's fiscal year beginning January 1, 2002. Management is in the process of evaluating the impact this standard will have on the Company's consolidated financial statements.

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

6.   Comprehensive Income

     Comprehensive income for the three and nine months ended September 30, 2001 was $7.8 million and $24.1 million, respectively. The comprehensive income for the nine months ended September 30, 2001, includes the transition adjustment of $7.7 million, net of tax, related to the initial adoption of SFAS 133. Comprehensive income differs from net income due to the fair value adjustment of cash flow hedges.

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

     The Salton Sea Unit I Project sells electricity to Edison under a 30-year negotiated power purchase agreement, which provides for capacity and energy payments. The energy payment is calculated using a base price, which is subject to quarterly adjustments based on a basket of indices. The time period weighted average energy payment for Salton Sea Unit I was 5.9 cents per kilowatt-hour during the nine months ended September 30, 2001. As the Salton Sea Unit I Power Purchase Agreement ("PPA") is not a SO4 Agreement, the energy payments do not revert to payments based on the cost that Edison avoids by purchasing energy from Salton Sea Unit I instead of obtaining the energy from other sources.

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

     For the nine months ended September 30, 2001 and 2000, respectively, Edison's average avoided cost of energy was 8.9 cents per kilowatt-hour and 4.6 cents per kilowatt-hour, respectively. Estimates of Edison's future avoided cost of energy vary substantially from year to year.

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

     Gas Projects. The Saranac Project sells electricity to NYSEG under the Saranac PPA, which provides for capacity and energy payments. Capacity payments, which for the nine months ended September 30, 2001 totaled 2.57 cents per kilowatt-hour, are received for electricity produced during "peak hours" as defined in the Saranac PPA and escalate at approximately 4.1% annually for the remaining term of the contract. Energy payments, which averaged 7.54 cents per kilowatt-hour for the nine months ended September 30, 2001, escalate at approximately 4.4% annually for the remaining term of the Saranac PPA. The Saranac PPA expires in June of 2009.

     The Power Resources Project sells electricity to Texas Utilities Electric Company under the Power Resources PPA, which provides for capacity and energy payments. Capacity payments and energy payments, which for the nine months ended September 30, 2001 were $3.48 million per month and 3.5 cents per kilowatt-hour, respectively, escalate at 3.5% annually for the remaining term of the Power Resources PPA. The Power Resources PPA expires in September 2003.

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

Results of Operations

     Sales of electricity and steam decreased to $120.1 million for the three months ended September 30, 2001 from $146.5 million for the same period in 2000, a 18% decrease. The decrease was primarily due to lower energy prices at the Imperial Valley Projects. For the nine months ended September 30, 2001, sales of electricity and steam increased to $392.1 million from $349.0 million for the same period in 2000. Approximately $17 million of the increase was a result of higher energy prices at the Yuma Project. Approximately $23.1 million of the increase was due to the addition of the Salton Sea V and CE Turbo Projects in the third quarter of 2000. Approximately $66 million of the increase was due to higher energy prices at the Imperial Valley projects during the first and second quarters, and approximately $16 million of the increase was the result of increased production at the Imperial Valley Projects. The remaining increase is attributable to escalated contract prices at the Power Resources and Saranac Projects and other increases in production. The increase is partially offset by an allowance for doubtful accounts for the Edison receivables of approximately $90 million.

     The  following   operating  data  represents  the  aggregate  capacity  and electricity production of the Imperial Valley Projects:

                                 Three Months Ended         Nine Months Ended
                                     September 30,            September 30,
                                 2001          2000         2001         2000
                                 ------------------         -----------------
Overall capacity factor          92.5%         90.1%         90.7%        82.0%
Megawatt-hours produced        666,800       642,300     1,940,100    1,557,500
Capacity (net megawatts)
   (weighted average)            326.4         323.0         326.4        288.7

     The overall capacity factor for the Imperial Valley Projects increased for the three months and nine months ended September 30, 2001 compared to the same periods in 2000 due to the timing of overhauls and other maintenance. The capacity increased due to the addition of the Salton Sea Unit V and CE Turbo Projects in 2000.

     The  following   operating  data  represents  the  aggregate  capacity  and electricity production of the Gas Projects:

                                Three Months Ended          Nine Months Ended
                                     September 30,            September 30,
                                 2001          2000         2001         2000
                                 ------------------         -----------------
Overall capacity factor          91.9%         91.9%         91.7%        89.6%
Megawatt-hours produced        993,757       994,034     2,942,983    2,886,413
Capacity (net megawatts)
   (average)                       490           490           490          490

     The overall capacity factor of the Gas Projects reflects the effect of contractual curtailments. The capacity factors adjusted for these contractual curtailments during the nine months ended September 30, 2001 and 2000 were 97.3% and 98.15%, respectively, and for the three months ended September 30, 2001 and 2000 were 98.9% and 99.2%, respectively.

     Interest and other income increased to $3.6 million during the three months ended September 30, 2001 from $3.2 million for the same period in 2000. Interest and other income increased to $10.6 million during the nine months ended September 30, 2001 from $7.8 million for the same period in 2000. The increases are primarily the result of recognizing interest income in the second and third quarters of 2001 related to interest earned on past due balances from Edison.

     Fuel  expenses  decreased  to $28.7  million  during the three months ended
September 30, 2001 from $30.4 million for the same period in 2000, which is primarily the result of reduced gas prices at the Yuma Project in the third quarter 2001. Fuel expense increased to $95.1 million during the nine months ended September 30, 2001 from $85.4 million for the same period in 2000, which is primarily the result of higher gas prices and increased production at the Yuma Project during the first and second quarters of 2001.

     Plant operating expenses increased during the three months ended September 30, 2001 to $34.2 million from $32.6 million for the same period in 2000. For the nine month period ended September 30, 2001 operating expenses increased to $100.9 million from $76.0 million in 2000. These costs include operating, maintenance, resource, administration and other plant operating expenses. The increases were primarily due to increased operating costs at the Imperial Valley Projects due to the addition of Salton Sea V and CE Turbo Projects, increased outage costs and increased brine disposal costs.

     Depreciation and amortization increased to $21.5 million during the three months ended September 30, 2001 from $20.6 million for the same period in 2000. For the nine months ended September 30, 2001 depreciation and amortization increased to $65.0 million from $59.7 million in 2000. The increases are the result of the addition of the Salton Sea V Project, CE Turbo Project and an upgraded brine handling system.

     Interest expense, less amounts capitalized, decreased during the three months ended September 30, 2001 to $20.4 million from $21.9 million for the same period in 2000. For the nine months ended September 30, 2001 interest, less amounts capitalized decreased to $61.6 million from $62.5 million in 2000. The changes reflect the repayment of debt, partially offset by the discontinuation of capitalized interest on the construction projects.

     The provision for income taxes decreased to $2.5 million during the three months ended September 30, 2001 from $8.5 million for the same period in 2000. For the nine months ended September 30, 2001, the provision for income tax increased to $20.0 million from $11.6 million in 2000. The changes from year to year in the effective rate are due primarily to the generation and utilization of energy tax credits and depletion deductions.

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

Liquidity and Capital Resources

     Cash and cash equivalents were $117.1 million at September 30, 2001 as compared to $36.2 million at December 31, 2000. In addition, restricted cash was $27.5 million and $24.4 million at September 30, 2001 and December 31, 2000, respectively.

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

     On June 20, 2001, the Imperial Valley Projects (excluding Salton Sea Unit V and CE Turbo) entered into Agreements Addressing Renewable Energy Pricing and Payment Issues with Edison ("Settlement Agreements"). The Settlement Agreements require that Edison make a series of payments to repay the past due balances under the Power Purchase Agreements (the "stipulated amounts"). The first payment of approximately $11.6 million, which represented 10% of the stipulated amounts, was received June 22, 2001. A second partial payment of 10% is payable within 5 days following the occurrence of Events to restore Edison to creditworthiness (the "Effective Date"). The final payment, representing the remaining stipulated amounts, shall be paid on the 5th business day after Edison receives proceeds from the financing resulting from the occurrence of Events to restore Edison to creditworthiness. In addition to these payments, Edison is required to make monthly interest payments calculated at a rate of 7% per annum on the outstanding stipulated amounts. The Settlement Agreements also provide a revised energy pricing structure, whereby Edison elects to pay the Imperial Valley Projects a fixed energy price of 5.37 cents/kilowatt hour in lieu of the Commission-approved SRAC Methodology under the Power Purchase Agreements, commencing on the first day of the month following the Effective Date and expiring five years from such date. All other contract terms remain unchanged.

     As a result of the aforementioned Settlement Agreements, the Imperial Valley Projects resumed power sales to Edison on June 22, 2001. Energy payments are currently calculated using the SRAC formulas set forth in the Power Purchase Agreements until the fixed rate period begins.

     On October 2, 2001 the California Public Utilities Commission (PUC) and Edison reached a settlement in the Filed Rate Doctrine lawsuit Edison filed in Federal Court against the PUC. By its own terms, the settlement is intended to restore Edison to creditworthiness so that it is able to resume procuring the electricity needed by its customers; limit ratepayers' costs of paying off the debt; and maintain the state's role in regulating the investor owned utility by enabling Edison to pay down its back debts over a reasonable period of time. As a result of such settlement, the Imperial Valley Projects believe the conditions to the Effective Date under the Settlement Agreements have been satisfied.
Edison disputes such conditions have been satisfied. The Imperial Valley Projects are vigorously pursuing enforcement of their rights under the Settlement Agreements.

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

     As a result of the uncertainties related to Edison, the letter of credit that supports the debt service reserve fund at Salton Sea Funding Corporation has not been renewed and as such cash distributions are not available to CE Generation until the Salton Sea Funding Corporation debt service reserve fund of approximately $67.0 million, has been funded or the letter of credit has been renewed or replaced.

     The Imperial Valley Projects are contractually entitled to receive payments under the Power Purchase Agreements. However, due to the uncertainties associated with Edison's financial condition and failure to pay contractual obligations, CE Generation has established an allowance for doubtful accounts of approximately $90 million at September 30, 2001. The allowance for doubtful accounts has been recorded as a reduction of net sales in the statement of operations.

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

Environmental Liabilities

     The Company may be exposed to environmental costs in the ordinary course of business. Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other social and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating sites, other companies' clean-up experience and data released by the Environmental Protection Agency or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new circumstances, and are included in the accompanying balance sheets at their undiscounted amounts. As of September 30, 2001 and December 31, 2000, the environmental liabilities recorded on the balance sheet were not material.

Inflation

     Inflation has not had a significant impact on CE Generation's cost structure.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities", which was delayed by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133" and amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS 133 requires an entity to recognize all of its derivatives as either assets or liabilities in its statement of financial position and measure those instruments at fair value. CE Generation utilizes derivative financial instruments solely to manage the risk that changes in interest rates will affect the amount of its future interest payments and adopted SFAS 133 effective January 1, 2001. As a result of the adoption of SFAS 133, CE Generation recorded the fair value of the interest rate swap agreements at January 1, 2001. These interest rate swap agreements are considered cash flow hedges and therefore the offset is recorded in accumulated other comprehensive income. The adoption did not have a material impact on results of operations or cash flows.

     The FASB's continues to identify and provide guidance on various implementation issues related to SFAS 133/138 that are in the varying stages of review and clearance by the Derivative Implementation Group and FASB. CE Generation has not determined if the ultimate resolution of those issues would have a material impact on its financial statements.

     In June 2001, FASB approved the issuance of SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. These standards, issued in July 2001, establish accounting and reporting for business combinations. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. SFAS No. 142 is effective for CE Generation beginning on January 1, 2002. CE Generation has not quantified the impact resulting from the adoption of this standards.

     In July 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). This standard addresses financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and the related asset retirement costs. SFAS 143 is effective for the Company's fiscal year beginning January 1, 2003. Management is in the process of evaluating the impact this standard will have on the Company's consolidated financial statements.

     In October 2001, FASB issued SFAS No. 144, "Accounting for Impairment of Disposal of Long-Lived Assets" (SFAS 144). The standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for the Company's fiscal year beginning January 1, 2002. Management is in the process of evaluating the impact this standard will have on the Company's consolidated financial statements.

Qualitative and Quantitative Disclosures About Market Risk

     There have been no significant changes in CE Generation's market risk during the nine months ended September 30, 2001. For additional information see the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

Item 6 - Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  None.

         (b)      Report on Form 8-K
                  None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Omaha, State of Nebraska, on this 14th day of November, 2001.

                                                CE Generation, LLC

                                                /s/ Joseph M. Lillo
                                                --------------------------
                                                By: Joseph M. Lillo
                                                Vice President and Controller