Form 10-K405
period 2001-12-31
CE GENERATION LLC
filed 2002-04-01
CIK 1097322

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2001

                          Commission File No. 333-89521

                               CE GENERATION, LLC
             (Exact name of registrant as specified in its charter)

    Delaware                                                       47-0818523
-----------------                                            -------------------
(State or other jurisdiction of                                (I.R.S. Employer
Incorporation or organization)                               Identification No.)

302 South 36th Street, Suite 400 Omaha, NE                          68131
------------------------------------------                          -----
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

                                              Yes   X     No
                                                  -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The members' equity accounts are held 50% by MidAmerican Energy Holdings Company and 50% by El Paso Merchant North America Company as of March 28, 2002.

                                TABLE OF CONTENTS

PART I .....................................................................   1
Item 1.  Business ..........................................................   1
  General ..................................................................   1
  The Projects .............................................................   2
    Geothermal Facilities ..................................................   2
    Gas Facilities .........................................................   4
  Description of the Securities ............................................   5
    General ................................................................   5
    Collateral for the Securities ..........................................   5
    Payment of Interest and Principal ......................................   5
    Interest ...............................................................   5
    Principal ..............................................................   5
    Priority of Payments ...................................................   7
    Debt Service Reserve Account ...........................................   7
    Optional Redemption ....................................................   7
    Mandatory Redemption--At Par ...........................................   7
    Mandatory Redemption--With Yield Maintenance Premium ...................   7
    Distributions ..........................................................   7
    Nature of Recourse on the Securities ...................................   8
  Covenants ................................................................   8
  Employees ................................................................   8
Item 2.  Properties ........................................................   8
Item 3.  Legal Proceedings .................................................   8
Item 4.  Submission of Matters to a Vote of Security Holders ...............  11
PART II ....................................................................  12
Item 5.  Market for Registrant's Common Equity and Related
         Stockholder's Matters .............................................  12
Item 6.  Selected Financial Data ...........................................  13
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations .........................................  14
  Forward Looking Statements ...............................................  14
  Critical Accounting Policies .............................................  14
  Factors Affecting Results of Operations ..................................  15
  Results of Operations for the Years Ended December 2001, 2000 and 1999 ...  15
  Liquidity and Capital Resources ..........................................  17
  Environmental Liabilities ................................................  19
  Inflation ................................................................  20
  Contractual Obligations and Commercial Commitments .......................  20
  Recent Accounting Pronouncements .........................................  20
Item 7A.  Qualitative and Quantitative Disclosures About Market Risk
          Interest Rate Risk ...............................................  21
Item 8.  Financial Statements and Supplementary Data .......................  22
  Independent Auditors' Report .............................................  22
  Consolidated Balance Sheets ..............................................  23
  Consolidated Statements of Operations and Other Comprehensive Income .....  25
  Consolidated Statement of Members' Equity ................................  26
  Consolidated Statements of Cash Flows ....................................  27
  Notes To Consolidated Financial Statements ...............................  28
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ..........................................  45
PART III ...................................................................  46
Item 10.  Directors and Executive Officers .................................  46
Item 11.  Executive Compensation ...........................................  48
Item 12.  Security Ownership of Certain Beneficial Owners and Management ...  48
Item 13.  Certain Relationships and Related Transactions ...................  48
PART IV ....................................................................  49
Item 14.  Exhibits, Financial Statements, Schedule and Reports on Form 8-K .  49
SIGNATURES .................................................................  51
Exhibit Index ..............................................................  52

                                     PART I

ITEM 1.  BUSINESS

GENERAL

CE Generation, LLC ("CE Generation" or the "Company"), is a Delaware limited liability company created by MidAmerican Energy Holdings Company ("MEHC" or "MidAmerican") on February 8, 1999, for the sole purpose of issuing securities and holding the equity investments in certain subsidiaries. On March 3, 1999, MEHC sold 50% of its ownership interest in CE Generation to El Paso CE Generation Holding Company, which was subsequently merged into El Paso Merchant Energy North America Company on December 31, 2000 ("EPME"), an indirect subsidiary of El Paso Corporation ("El Paso"). The principal executive office of CE Generation is located at 302 South 36th Street, Omaha, Nebraska 68131 and its telephone number is (402) 341-4500.

Due to the then pending merger of MEHC with an electric utility, MEHC was required to divest a portion of its ownership interests in the Company's power projects in order to permit those projects to maintain their status as qualifying facilities ("QFs") under the Public Utility Regulatory Policies Act of 1978 ("PURPA"). This law requires that a non-electric utility own at least 50% of a QF. The sale to El Paso Power, which does not own an electric utility, was intended to permit the Company's power projects to satisfy this ownership requirement. By maintaining QF status, the Company's power projects are entitled to an exemption from federal and state utility regulation under PURPA and are able to maintain compliance with the provisions of their current power purchase agreements which require that they be QFs during the term of those agreements.

The Company's limited liability company operating agreement provides that MidAmerican and EPME each are entitled to appoint 50% of the directors and are entitled to 50% of the distributions made by the Company.

CE Generation owns all of the common stock interests in Magma Power Company ("Magma"), FSRI Holdings, Inc. ("FSRI") and California Energy Development Corporation ("CEDC") and their subsidiaries. Through its subsidiaries, CE Generation is primarily engaged in the development, ownership and operation of environmentally responsible independent power production facilities in the United States utilizing geothermal and natural gas resources. CE Generation has an aggregate net ownership interest of 756 MW of electrical generating capacity in power plants in operation in the United States, which have an aggregate net capacity of 816 MW.

THE PROJECTS

The following table sets out information concerning CE Generation projects:

                                   COMMERCIAL
PROJECT                FUEL        OPERATION         CAPACITY         LOCATION
-------                ----        ---------         --------         --------
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

GEOTHERMAL FACILITIES

CE Generation affiliates currently operate ten geothermal plants ("Imperial Valley Projects") in the Imperial Valley in California. The "Partnership Projects" consist of the Vulcan, Hoch (Del Ranch), Elmore, Leathers and CE Turbo projects (the "Vulcan Project," the "Hoch (Del Ranch) Project," the "Elmore Project", the "Leathers Project" and "Turbo Project" respectively). The "Salton Sea Projects" consist of the Salton Sea I, Salton Sea II, Salton Sea III, Salton Sea IV and Salton Sea V Projects (the "Salton Sea I Project", the Salton Sea II Project", the Salton Sea III Project," the "Salton Sea IV Project," and the "Salton Sea V Project" respectively). The Turbo Project and the Salton Sea V Project commenced commercial operations in 2000.

Each of the Imperial Valley Projects, excluding the Turbo and Salton Sea V Projects, sells electricity to Southern California Edison Company ("Edison") pursuant to a separate Standard Offer No. 4 Agreement ("SO4 Agreement") or a negotiated power purchase agreement. Each power purchase agreement is independent of the others, and the performance requirements specified within one such agreement apply only to the project, which is subject to the agreement. The power purchase agreements provide for energy payments, capacity payments and capacity bonus payments. Edison makes fixed annual capacity payments and capacity bonus payments to the applicable projects to the extent that capacity factors exceed certain benchmarks. The price for capacity is fixed for the life of the SO4 Agreements and is significantly higher in the months of June through September.

Energy payments for the SO4 Agreements were at increasing fixed rates for the first ten years after firm operation and thereafter at a rate based on the cost that Edison avoids by purchasing energy from the project instead of obtaining the energy from other sources ("Avoided Cost of Energy"). In June and November 2001, the Imperial Valley Projects, which receive Edison's Avoided Cost of Energy, entered into agreements that provide for amended energy payments under the SO4 Agreements. The amendments provide for fixed energy payments per kWh in lieu of Edison's Avoided Cost of Energy. The fixed energy payment is 3.25 cents per kWh from December 1, 2001 through April 30, 2002 and 5.37 cents per kWh commencing May 1, 2002 for a five-year period. Following the five-year period, the energy payments revert back to Edison's Avoided Cost of Energy.

For the years ended December 31, 2001, 2000 and 1999, respectively, Edison's Average Avoided Cost of Energy was 7.4 cents per kilowatt-hour, 5.8 cents per kilowatt-hour and 3.1 cents per kilowatt-hour, respectively. Estimates of Edison's future Avoided Cost of Energy vary substantially from year to year.

The Vulcan Project contracts to sell electricity to Edison under a 30-year SO4 Agreement that commenced on February 10, 1986. The Vulcan Project has a contract capacity and contract nameplate of 29.5 MW and 34 MW, respectively. The annual capacity and bonus payments are approximately $5.5 million.

The Hoch (Del Ranch) Project contracts to sell electricity to Edison under a 30-year SO4 Agreement that commenced on January 2, 1989. The contract capacity and contract nameplate are 34 MW and 38 MW, respectively. The annual capacity and bonus payments are approximately $7.9 million.

The Elmore Project contracts to sell electricity to Edison under a 30-year SO4 Agreement that commenced on January 1, 1989. The contract capacity and contract nameplate are 34 MW and 38 MW, respectively. The annual capacity and bonus payments are approximately $7.9 million.

The Leathers Project contracts to sell electricity to Edison pursuant to a 30-year SO4 Agreement that commenced on January 1, 1990. The contract capacity and contract nameplate are 34 MW and 38 MW, respectively. The annual capacity and bonus payments are approximately $7.5 million. The fixed price period for energy payments expired on December 31, 1999. Thereafter, the energy payment was based on Edison's Avoided Cost of Energy.

The Salton Sea I Project contracts to sell electricity to Edison pursuant to a 30-year negotiated power purchase agreement, which commenced on July 1, 1987 (the "Salton Sea I PPA"). The contract capacity and contract nameplate are each 10 MW. The capacity payment is based on the firm capacity price, which adjusts quarterly based on a basket of energy indices for the term of the Salton Sea I PPA and is currently $154.45 per kW-year. The capacity payment is approximately $1.1 million per annum. The energy payment is calculated using a Base Price (defined as the initial value of the energy payment (4.7 cents per kWh for the second quarter of 1992)), which is subject to quarterly adjustments based on a basket of indices. The time period weighted average energy payment for Salton Sea I was 5.9 cents per kWh during 2001. As the Salton Sea I PPA is not an SO4 Agreement, the energy payments do not revert to Edison's Avoided Cost of Energy.

The Salton Sea II Project contracts to sell electricity to Edison pursuant to a 30-year modified SO4 Agreement that commenced on April 5, 1990. The contract capacity and contract nameplate are 15 MW (16.5 MW during on-peak periods) and 20 MW, respectively. The price for contract capacity and contract capacity bonus payments is fixed for the life of the modified SO4 Agreement. The annual capacity and bonus payments are approximately $3.3 million. The energy payments for the first ten-year period, which period expired on April 4, 2000, were levelized at a time period weighted average of 10.6 cents per kWh. Thereafter, the monthly energy payment was based on Edison's Avoided Cost of Energy. Edison is entitled to receive, at no cost, 5% of all energy delivered in excess of 80% of contract capacity through September 30, 2004.

The Salton Sea III Project contracts to sell electricity to Edison pursuant to a 30-year modified SO4 Agreement that commenced on February 13, 1989. The contract capacity and contract nameplate are 47.5 MW and 49.8 MW, respectively. The price for contract capacity payments and capacity bonus payments is fixed at $175/kW per year. The annual capacity and bonus payments are approximately $9.7 million. The energy payments for the first ten-year period, which period expired on February 12, 1999, were levelized at a time period weighted average of 9.8 cents per kWh. Thereafter, the energy payment was based on Edison's Avoided Cost of Energy.

The Salton Sea IV Project contracts to sell electricity to Edison pursuant to a modified SO4 Agreement which provides for contract capacity payments on 34 MW of capacity at two different rates based on the respective contract capacities deemed attributable to the original Salton Sea I PPA option (20 MW) and to the original Salton Sea IV SO4 Agreement ("Fish Lake PPA") (14 MW). The capacity payment price for the 20 MW portion adjusts quarterly based upon specified indices and the capacity payment price for the 14 MW portion is a fixed levelized rate. The capacity and bonus payments in 2001 were approximately $5.7 million. The energy payment (for deliveries up to a rate of 39.6 MW) is at a fixed price for 55.6% of the total energy delivered by Salton Sea IV and is based on an energy payment schedule for 44.4% of the total energy delivered by Salton Sea IV. The contract has a 30-year term but Edison is not required to purchase the 20 MW of capacity and energy originally attributable to the Salton Sea I PPA option after September 30, 2017, the original termination date of the Salton Sea I PPA.

The Turbo Project, which commenced commercial operation in the third quarter of 2000, sells its output through market transactions. The Turbo Project may sell its output pursuant to a power purchase agreement with a zinc facility, which is owned by a subsidiary of MidAmerican and is expected to commence commercial operations in 2002.

The Salton Sea V Project, which commenced operations in the third quarter of 2000, will sell approximately 23 MW of its net output pursuant to a power purchase agreement with a zinc facility, which is owned by a subsidiary of MidAmerican and is expected to commence commercial operations in 2002. The
Salton  Sea  V  Project  sells  its  remaining   output   through  other  market
transactions.

On January 17, 2001, Salton Sea Power and CE Turbo entered into a transaction agreement to sell available power from the Salton Sea V and Turbo Projects to EPME. Under the terms of the agreement, at the option of Salton Sea Power and CE Turbo, EPME purchased all available power from the Salton Sea V and Turbo Projects based on day ahead price quotes received from EPME.

On March 27, 2001 and May 1, 2001, Salton Sea Power and CE Turbo entered into new transaction agreements to sell available power from the Salton Sea V and Turbo Projects to EPME based on percentages of the Dow Jones SP-15 Index.

The  Imperial  Valley  Projects,  other than the  Salton Sea I Project,  receive transmission service from the Imperial Irrigation District to deliver electricity to Edison near Mirage, California. These projects pay a rate based on the Imperial Irrigation District's cost of service, which was $1.68 per month per kilowatt of service provided for 2001 and recalculated annually. The transmission service and interconnection agreements expire in 2015 for the Partnership Projects, 2019 for the Salton Sea III Project, 2020 for the Salton Sea II Project and 2026 for the Salton Sea IV Project. The Salton Sea V and Turbo Projects have entered into 30-year agreements with similar terms with the Imperial Irrigation District. The Salton Sea I Project delivers energy to Edison at the project site and has no transmission service agreement with the Imperial Irrigation District.

GAS FACILITIES

The Yuma Project is a 50 net MW natural gas-fired cogeneration project in Yuma, Arizona providing 50 MW of electricity to San Diego Gas & Electric Company ("SDG&E") under an existing 30-year power purchase contract ("Yuma PPA") commencing in May 1994. The energy is sold at SDG&E's Avoided Cost of Energy and the capacity is sold to SDG&E at a fixed price for the life of the Yuma PPA. The annual capacity payments are approximately $8.4 million. The power is wheeled to SDG&E over transmission lines constructed and owned by Arizona Public Service Company ("APS"). The project entity, Yuma Cogeneration Associates ("YCA"), has executed steam sales contracts with Queen Carpet, Inc. to act as its thermal host. Since the industrial entity has the right under its agreement to terminate the agreement upon one year's notice if a change in its technology eliminates its need for steam, and in any case to terminate the agreement at any time upon three years notice, there can be no assurance that the Yuma Project will maintain its status as a QF. However, if the industrial entity terminates the agreement, YCA anticipates that it will be able to locate an alternative thermal host in order to maintain its status as a QF. A natural gas supply and transportation agreement has been executed with Southwest Gas Corporation, terminable under certain circumstances by YCA and Southwest Gas Corporation.

The Saranac Project is a 240 net MW natural gas-fired cogeneration facility located in Plattsburgh, New York, which began commercial operation in June 1994. The Saranac Project has entered into a 15-year power purchase agreement (the "Saranac PPA") with New York State Electric & Gas ("NYSEG"). The Saranac Project has entered into 15-year steam purchase agreements (the "Saranac Steam Purchase Agreements") with Georgia-Pacific Corporation and Tenneco Packaging, Inc. The Saranac Project has a 15-year natural gas supply contract (the "Saranac Gas Supply Agreement") with Shell Canada Limited ("Shell Canada") to supply 100% of the Saranac Project's fuel requirements. Shell Canada is responsible for production and delivery of natural gas to the U.S.-Canadian border; the gas is then transported by the North Country Gas Pipeline Corporation ("NCGP") the remaining 22 miles to the plant. NCGP is a wholly-owned subsidiary of Saranac Power Partners, L.P. (the "Saranac Partnership") and the Saranac Partnership also owns the Saranac Project. NCGP also transports gas for NYSEG and Georgia-Pacific. Each of the Saranac PPA, the Saranac Steam Purchase Agreements and the Saranac Gas Supply Agreement contains rates that are fixed for the respective contract terms. The 2001 Saranac PPA rates escalate at a higher percentage than the Saranac Gas Supply Agreement rates. The Saranac Partnership is indirectly owned by subsidiaries of CE Generation, Tomen Corporation ("Tomen") and General Electric Capital Corporation.

The Power Resources Project is a 200 net MW natural gas-fired cogeneration project located near Big Spring, Texas, which has a 15-year power purchase agreement (the "Power Resources PPA") with Texas Utilities Electric Company. The Power Resources Project began commercial operation in June 1988. The Power Resources Project is a QF and the project entity, Power Resources Ltd. ("Power Resources"), entered into a 15-year steam purchase agreement (the "Power Resources Steam Purchase Agreement") with Fina Oil and Chemical Company
("Fina"), a subsidiary of Petrofina S.A. of Belgium. Power Resources entered into an agreement (the "CE Texas Gas Supply Agreement") with CE Texas Gas L.P. ("CE Texas Gas") an indirect wholly owned subsidiary of CE Generation, for Power Resources' fuel requirements through December 2003. In June 1995, CE Texas Gas and Louis Dreyfus Natural Gas Corporation ("Dreyfus") executed an eight-year natural gas supply agreement (the "CE Texas Gas-Dreyfus Gas Supply Agreement"), with which CE Texas Gas will fulfill its supply commitment to the Power
Resources  Project  from  October  1995  to the  end of the  term  of the  Power
Resources PPA. Each of the Power Resources PPA, the Power Resources Steam Purchase Agreement and the CE Texas Gas Supply Agreement contains rates that are fixed for the respective contract terms. The Power Resources PPA rates escalate at a higher rate than the CE Texas Gas Supply Agreement rates.

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

GENERAL

On March 2, 1999, CE Generation issued securities in the aggregate principal amount of $400 million, bearing interest from their date of issuance at 7.416% per annum and finally maturing on December 15, 2018 (the "Securities"). The Securities are direct senior obligations of CE Generation, issued under the indenture for the securities and secured by the collateral.

The indenture provides for the issuance of the Securities and other series of senior notes or securities as from time to time may be authorized by the Company, subject to the limitations set forth in the indenture.

COLLATERAL FOR THE SECURITIES

The Securities are secured by the following collateral: (a) all available cash flow of the assigning subsidiaries deposited with the depository bank; (b) a pledge of 99% of the equity interests in Salton Sea Power Company and all of the equity interests in CE Texas Gas LLC, the assigning subsidiaries, and California Energy Yuma Corporation; (c) a pledge of all of the capital stock of SECI Holdings Inc.; (d) a grant of a lien on and security interest in the depository accounts; and (e) a grant of a lien on and security interest in all of CE Generation's other tangible and intangible property, to the extent it is possible to grant a lien on the property.

PAYMENT OF INTEREST AND PRINCIPAL

INTEREST

Interest on the Securities is payable semiannually in arrears on each June 15 and December 15 to the registered holders at the close of business on the preceding June 1 or December 1. Interest is calculated on the basis of a 360-day year, consisting of twelve 30-day months.

PRINCIPAL

The remaining balance of the $400 million initial principal amount of the Securities due December 15, 2018 is payable in semiannual installments, as follows:

                        PERCENTAGE OF
                           INITIAL
                       PRINCIPAL AMOUNT
PAYMENT DATE               PAYABLE
-----------------      ----------------

June 15, 2002              2.575%
December 15, 2002          2.575%
June 15, 2003              2.250%
December 15, 2003          2.250%
June 15, 2004              1.825%
December 15, 2004          1.825%
June 15, 2005              1.850%
December 15, 2005          1.850%
June 15, 2006              2.400%
December 15, 2006          2.400%
June 15, 2007              2.250%
December 15, 2007          2.250%
June 15, 2008              3.525%
December 15, 2008          3.525%
June 15, 2009              3.075%
December 15, 2009          3.075%
June 15, 2010              1.775%
December 15, 2010          1.775%
June 15, 2011              1.900%
December 15, 2011          1.900%
June 15, 2012              2.560%
December 15, 2012          2.560%
June 15, 2013              2.550%
December 15, 2013          2.550%
June 15, 2014              3.225%
December 15, 2014          3.225%
June 15, 2015              3.380%
December 15, 2015          3.380%
June 15, 2016              3.660%
December 15, 2016          3.660%
June 15, 2017              3.780%
December 15, 2017          3.780%
June 15, 2018              4.545%
December 15, 2018          4.545%

PRIORITY OF PAYMENTS

All available cash flows received by CE Generation shall be paid into the Revenue Account maintained by a Depository. Amounts paid into the Revenue Account shall be distributed in the following order: (a) to pay operating and administrative costs of CE Generation and it's subsidiaries, excluding those costs payable to affiliated parties unless such costs are incurred on behalf of the Company; (b) to pay certain administrative costs of the agents for the secured parties under the Financing Documents; (c) to pay principal of, premium (if any) and interest on the Securities and the Debt Service Reserve Bonds, if any, and interest and certain fees payable to the Debt Service Reserve LOC provider; (d) to pay principal of Debt Service Reserve LOC Loans and certain related fees and charges; (e) to replenish any shortfall in the Debt Payment Account; (f) to replenish any shortfall in the Debt Service Reserve Account; (g) to pay any remaining amounts to the Distribution Suspense Account.

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

MANDATORY REDEMPTION--AT PAR

The Securities are subject to mandatory redemption, at par plus accrued interest to the Redemption Date, (a) upon the occurrence of certain events of loss, expropriation or title defects related to CE Generation or its subsidiaries; or
(b) if a permitted power contract buy-out occurs, unless the Rating Agencies confirm the then current rating of the securities.

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

NATURE OF RECOURSE ON THE SECURITIES

The obligation to pay principal of, premium (if any) and interest on the Securities are obligations solely of CE Generation, secured by the collateral. Neither MidAmerican nor El Paso, nor any affiliate, shareholder, member, officer, director or employee of CE Generation, MidAmerican or El Paso will guarantee the payment of the Securities or has any obligation with respect to the securities (other than the assignment by the assigning subsidiaries of their available cash flows to secure the obligation to make payments on the Securities).

COVENANTS

Principal covenants under the indenture require CE Generation, among other things, (a) to maintain its existence, (b) comply with applicable laws and governmental approach, (c) perform required obligations under the financing documents, (d) maintain the liens on the collateral in favor of the collateral agent, (e) not to incur any debt except permitted debt and lien upon any of its properties except permitted liens, and (f) not form any subsidiaries, make investments, loans or advances or acquisitions, in each case other than as permitted under the indenture.

EMPLOYEES

Employees necessary for the operation of the CE Generation projects are provided by CalEnergy Operating Corporation ("CEOC") and Falcon Power Operating Company ("FPOC"), indirect subsidiaries of CE Generation, under operation and maintenance agreements. As of December 31, 2001, CEOC and FPOC employed 211 and 59 people full-time, respectively.


ITEM 2. PROPERTIES

The Company's most significant physical properties are its current interest in operating power facilities and its related real property interests. The Company also maintains an inventory of approximately 73,000 acres of geothermal property leases. Certain of the producing acreage owned by Magma is leased to
Mammoth-Pacific as owner and operator of the Mammoth Plants, and Magma, as lessor, receives royalties from the revenues earned by such power plants. The Company, as lessee, pays certain royalties and other fees to the property owners and other royalty interest holders from the revenue generated by the Imperial Valley Projects.

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

ITEM 3. LEGAL PROCEEDINGS

In addition to the proceedings described below, some of the projects are currently parties to various minor items of litigation in the normal course of business, none of which, if determined adversely, would have a material adverse effect on those projects financial position, results of operations or cash flows.

NYSEG
-----

On February 14, 1995, NYSEG filed with the FERC a Petition for a Declaratory Order, Complaint, and Request for Modification of Rates in Power Purchase Agreements Imposed Pursuant to the Public Utility Regulatory Policies Act ("PURPA") of 1978 ("Petition") seeking FERC (i) to declare that the rates NYSEG pays under the Saranac PPA, which was approved by the New York Public Service Commission (the "PSC"), were in excess of the level permitted under PURPA and
(ii) to authorize the PSC to reform the Saranac PPA. On March 14, 1995, the Saranac Partnership intervened in opposition to the Petition asserting, inter alia, that the Saranac PPA fully complied with PURPA, that NYSEG's action was untimely and that the FERC lacked authority to modify the Saranac PPA. On April 12, 1995, the FERC by a unanimous (5-0) decision issued an order denying the various forms of relief requested by NYSEG and finding that the rates required under the Saranac PPA were consistent with PURPA and the FERC's regulations. On May 11, 1995, NYSEG requested rehearing of the order and, by order issued July 19, 1995, the FERC unanimously (5-0) denied NYSEG's request. On June 14, 1995, NYSEG petitioned the United States Court of Appeals for the District of Columbia Circuit (the "Court of Appeals") for review of FERC's April 12, 1995 order. FERC moved to dismiss NYSEG's petition for review on July 28, 1995. On July 11, 1997, the Court of Appeals dismissed NYSEG's appeal from FERC's denial of the petition on jurisdictional grounds.

On August 7, 1997, NYSEG filed a complaint in the U.S. District Court for the Northern District of New York against the FERC, the PSC (and the Chairman,
Deputy Chairman and the Commissioners of the PSC as individuals in their official capacity), the Saranac Partnership and Lockport Energy Associates, L.P. ("Lockport") concerning the power purchase agreements that NYSEG entered into with Saranac Partners and Lockport. NYSEG's suit asserts that the PSC and the FERC improperly implemented PURPA in authorizing the pricing terms that NYSEG, the Saranac Partnership and Lockport agreed to in those contracts. The action raised similar legal arguments to those rejected by the FERC in its April and July 1995 orders. NYSEG in addition asked for retroactive reformation of the contracts as of the date of commercial operation and sought a refund of $281 million from the Saranac Partnership. The Saranac Partnership and other parties have filed motions to dismiss and oral arguments on those motions were heard on March 2, 1998 and again on March 3, 1999. On September 30, 2000 the District Court granted the motions to dismiss. NYSEG filed a Notice of Appeal on October 25, 2000 appealing the decision to the United States Court of Appeals for the Second Circuit. On October 5, 2001, the Court of Appeals upheld the decision of the District Court in all material respects. NYSEG did not appeal the decision of the Court of Appeals.

Southern California Edison/California Power Exchange - Past Due Amounts
-----------------------------------------------------------------------

Edison, a wholly-owned subsidiary of Edison International, is a public utility primarily engaged in the business of supplying electric energy to retail customers in Central and Southern California, excluding Los Angeles. CE Generation is aware that there have been public announcements that Edison's financial condition deteriorated as a result of reduced liquidity. Following Edison's recent financing, Edison's senior unsecured debt obligations were upgraded to Ba3 by Moody's and BB by S&P.

Edison failed to pay approximately $119 million due under the power purchase agreements with CE Generation for power delivered in November and December 2000 and January, February and March 2001, although the Power Purchase Agreements provide for billing and payment on a schedule where payments would have normally been received in early January, February, March, April and May 2001.

On February 21, 2001, the Imperial Valley Projects (excluding the Salton Sea V and Turbo Projects) filed a lawsuit against Edison in California's Imperial County Superior Court seeking a court order requiring Edison to make the required payments under the power purchase agreements. The lawsuit also requested, among other things, that the court order permit the Imperial Valley Projects (excluding the Salton Sea V and Turbo Projects) to suspend deliveries of power to Edison and to permit the Imperial Valley Projects to sell such power to other purchasers in California.

On March 22, 2001, the Superior Court granted the Imperial Valley Projects' (excluding the Salton Sea V and Turbo Projects) Motion for Summary Adjudication and a Declaratory Judgment ordering that: 1) under the Power Purchase Agreements, the Imperial Valley Projects (excluding the Salton Sea V and Turbo Projects) have the right to temporarily suspend deliveries of capacity and energy to Edison, 2) such Imperial Valley Projects (excluding the Salton Sea V and Turbo Projects) are entitled to resell the energy and capacity to other purchasers and 3) the interim suspension of deliveries to Edison shall not in any respect result in the modifications or termination of the power purchase agreements and the power purchase agreements shall in all respects continue in full force and effect other than the temporary suspension of deliveries to Edison.

As a result of the March 22, 2001 Declaratory Judgment, the Imperial Valley Projects (excluding the Salton Sea V and Turbo Projects) suspended deliveries of energy to Edison and entered into a transaction agreement with El Paso Merchant Energy, L.P. ("EPME") in which the Imperial Valley Projects' (excluding the Salton Sea V and Turbo Projects) available power was sold to EPME based on percentages of the Dow Jones SP-15 Index. On June 18, 2001 the Superior Court prospectively vacated its order authorizing the Imperial Valley Projects' (excluding the Salton Sea V and Turbo Projects) right to resell power pursuant to the Declaratory Judgment.

On June 20, 2001, the Imperial Valley Projects (excluding the Salton Sea V and Turbo Projects) entered into Agreements Addressing Renewable Energy Pricing and Payment Issues with Edison ("Settlement Agreements") and, as a result, resumed power sales to Edison on June 22, 2001. The Settlement Agreements required that Edison make an initial payment to repay the past due balances under the Power Purchase Agreements (the "stipulated amounts"). The initial payment of approximately $11.6 million, which represented 10% of the stipulated amounts, was received June 22, 2001. On October 2, 2001, the California Public Utilities Commission ("CPUC") announced an agreement with Edison that allowed Edison to recover in retail electric rates its past due obligations. On November 30, 2001, the Settlement Agreements were amended to reflect when Edison would be required to make the final payment on past due amounts. On March 1, 2002, Edison obtained $1.8 billion in secured financing that, when combined with cash in hand, enabled Edison to pay off its past due debts. The final payment of approximately $104.6 million, representing the remaining stipulated amounts, was received March 1, 2002. In addition to these payments, Edison was required to make monthly interest payments calculated at a rate of 7% per annum on the outstanding stipulated amounts. The amended Settlement Agreements provide a revised energy pricing structure, whereby Edison elects to pay the Imperial Valley Projects a fixed energy price in lieu of the Commission-approved Avoided Cost of Energy Methodology under the Power Purchase Agreements. The fixed energy price is 3.25 cents/kWh from December 1, 2001 through April 30, 2002 and 5.37 cents/kWh commencing May 1, 2002 for a five-year period. Following the five-year period, the energy payments revert back to the Commission-approved Avoided Cost of Energy Methodology under the Power Purchase Agreements. Estimates of Edison's future Avoided Cost of Energy vary substantially from year to year.

As a result of Edison's failure to make the payments due under the Power Purchase Agreements and the downgrades of Edison's credit ratings, Moody's downgraded the ratings for the Salton Sea Funding Corporation (the "Funding Corporation") Securities to Caa2 (negative outlook) and S&P downgraded the ratings for the Funding Corporation Securities to BBB- and placed the Securities on "credit watch negative". Moody's downgraded the ratings for the CE Generation Securities to B1 from Baa3 (review for possible downgrade). Following the execution of the Settlement Agreements, Moody's placed the Salton Sea Funding and CE Generation securities on "credit watch positive". The Funding Corporation Securities are currently rated Ba3 by Moody's and BBB- by S&P. CE Generation Securities are currently rated Ba2 by Moody's and BBB- by S&P.

As a result of the uncertainties related to Edison, the letter of credit that supports the debt service reserve fund at Salton Sea Funding Corporation has not been extended, and as such cash distributions are not available to CE Generation until the Salton Sea Funding Corporation debt service reserve fund of approximately $67.6 million, has been funded or the letter of credit has been extended or replaced.

In January 2001, the California Power Exchange ("PX") declared bankruptcy. As a result, the Salton Sea V and Turbo Projects have not received payment for power sold under the Transaction Agreements during December 2000 and January 2001 of approximately $3.8 million.

The Imperial Valley Projects are contractually entitled to receive payments under the Power Purchase Agreements and Settlements Agreements. However, due to the uncertainties associated with Edison's financial condition and failure to pay contractual obligations at December 31, 2001, along with the bankruptcy of the PX, CE Generation established an allowance for doubtful accounts of approximately $24.8 million at December 2001. The allowance for doubtful accounts has been recorded as a reduction of net sales in the statement of operations.

Southern California Edison - Capacity Bonus Payments
----------------------------------------------------

Edison has failed to pay approximately $1.3 million of capacity bonus payments for the months of October, November and December 2001. On December 10, 2001 the Imperial Valley Projects (excluding the Salton Sea V and Turbo Projects) filed a lawsuit against Edison in California's Imperial County Superior Court seeking a court order requiring Edison to make the required capacity bonus payments under the Power Purchase Agreements. The Imperial Valley Projects will vigorously pursue collection of the capacity bonus payments.

Stone and Webster
-----------------

The Salton Sea V and Turbo Projects were constructed by Stone and Webster, Inc. (formerly Stone & Webster Engineering Corporation), a wholly-owned subsidiary of the Shaw Group ("Stone & Webster"), pursuant to date certain, fixed-price, turnkey engineering, procure, construct and manage contracts (collectively, the "Salton Sea V and Turbo Projects EPC Contracts"). On March 7, 2002, Salton Sea Power L.L.C., Vulcan/BN Geothermal Power Company, Del Ranch, L.P., and CE Turbo L.L.C., the owners of the Salton Sea V and Turbo Projects, filed a Demand for Arbitration against Stone & Webster for breach of contract and breach of warranty arising from deficiencies in Stone & Webster's design, engineering, construction and procurement of equipment for the Salton Sea V and Turbo Projects pursuant to the Salton Sea V and Turbo Projects EPC Contracts. The Demand for Arbitration did not include a stated claim amount. The arbitration is scheduled for June 2002.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER'S MATTERS

Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA
                                 (IN THOUSANDS)

The selected data presented below are derived from CE Generation's audited consolidated financial statements. The consolidated financial statements reflect the consolidated financial statements of Magma and subsidiaries (excluding wholly-owned subsidiaries retained by MidAmerican), FSRI Holdings, Inc. and subsidiaries and Yuma Cogeneration Associates, each a wholly-owned subsidiary of CE Generation. The consolidated financial statements present CE Generation's financial position, results of operations and cash flows as if CE Generation were a separate legal entity for all periods presented.

                                                               YEAR ENDED DECEMBER 31,

                                               2001      2000 (1)      1999(2)       1998         1997
                                           ----------   ----------   ----------   ----------   ----------
Statement of Operations Data:
Sales of electricity and steam ........... $  552,335   $  499,926   $  295,787   $  395,560   $  381,458
Total revenue ............................    565,838      510,796      340,683      436,175      407,138
Income before minority interest,
  extraordinary item and cumulative
  effect of change in accounting principle     89,812       89,148       61,970       93,778       69,996
Minority interest ........................    (15,618)     (15,613)          --           --           --
Extraordinary item, net of tax (3) .......         --           --      (17,478)          --           --
Cumulative effect of change in
  accounting principle, net of tax (4)....    (15,386)          --           --           --           --
Net income ...............................     58,808       73,535       44,492       93,778       69,996


                                                                AS OF DECEMBER 31,

                                               2001      2000 (1)       1999         1998         1997
                                           ----------   ----------   ----------   ----------   ----------
Balance Sheet Data:
Total assets ............................  $1,932,119   $1,984,445   $1,725,411   $1,782,385   $1,560,874
Project loans, including current portion.     199,006      230,221       76,261       90,529      103,334
Salton Sea notes and bonds, including
  current portion .......................     520,250      543,908      568,980      626,816      448,754
Senior Secured Bonds, including current
  portion ...............................     377,000      389,600      400,000           --           --
Total liabilities .......................   1,404,910    1,477,066    1,333,131    1,245,438    1,096,734
Members' equity (5) .....................     467,377      438,915      392,280      536,947      464,140

(1) Reflects full consolidation of the Saranac Project, which was previously accounted for as an equity investment. The 2000 results also reflect the addition of the Salton Sea Unit V and Turbo Projects, which commenced operations in 2000.

(2) The decrease in revenue and net income in 1999 was primarily due to the expiration of the fixed price periods for the Elmore, Del Ranch and Salton Sea III Projects.

(3) The extraordinary item recognized in the year ended December 31, 1999 reflects the early redemption of substantially all of the outstanding 9 7/8% Limited Recourse Senior Secured Notes Due 2003.

(4) The cumulative effect of change in accounting principle reflects a January 1, 2001 write off of prepaid and accrued balances associated with the change in policy for accounting for major maintenance, overhauls and well workovers.

(5)  Reflects MEHC's net investments and advances at December 31, 1998 and 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of significant factors, which have affected CE Generation's financial condition and results of operations during the periods included in the accompanying statements of operations. The Company's actual results in the future could differ significantly from the historical results.

FORWARD-LOOKING STATEMENTS

From time to time, the Company may make forward-looking statements within the meaning of the federal securities laws that involve judgments, assumptions and other uncertainties beyond its control. These forward-looking statements may include, among others, statements concerning revenue and cost trends, cost recovery, cost reduction strategies and anticipated outcomes, pricing strategies, changes in the utility industry, planned capital expenditures, financing needs and availability, statements of the Company's expectations, beliefs, future plans and strategies, anticipated events or trends and similar comments concerning matters that are not historical facts. These type of forward-looking statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results or performance of the Company to differ materially from any expected results of performance, expressed or implied, by the forward-looking statements. In connection with the safe harbor provisions of the Reform Act, the Company has identified important factors that could cause actual results to differ materially from such expectations, including development and construction uncertainty, operating uncertainty, acquisition uncertainty, uncertainties relating to geothermal resources, uncertainties relating to economic and political conditions and uncertainties regarding the impact of regulations, changes in government policy, industry deregulation and competition. Reference is made to all of the Company's SEC filings, incorporated herein by reference, for a description of such factors. The Company assumes no responsibility to update forward-looking information contained herein.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 2 to the Consolidated Financial Statements in this Annual Report on Form 10-K describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, impairment of long-lived assets and contingent liabilities. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements.

Allowance for Doubtful Accounts
-------------------------------

The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer's credit worthiness or actual defaults are higher than our historical experience, estimates of the recoverability of amounts due could be adversely affected.

Impairment of Long-Lived Assets
-------------------------------

The Company's long-lived assets consist primarily of property, plant and equipment, goodwill and intangible assets that were acquired in business acquisitions. We believe the useful lives we assigned to these assets, which range from 3 to 40 years, are reasonable. The Company evaluates the long-lived assets for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. These computations utilized judgments and assumptions inherent in management's estimate of undiscounted future cash flows to determine recoverability of an asset. If our assumptions about these assets change as a result of events or circumstances, and we believe the assets may have declined in value, then we may record impairment charges, resulting in lower profits.

Contingent Liabilities
----------------------

The Company is subject to the possibility of various loss contingencies arising in the ordinary course of business. The Company considers the likelihood of the loss or impairment of an asset or the incurrence of a liability as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. The Company regularly evaluates current information available to us to determine whether such accruals should be adjusted.

FACTORS AFFECTING RESULTS OF OPERATIONS

The capacity factor for a particular project is determined by dividing total quantity of electricity sold by the product of the project's capacity and the total hours in the year. The capacity factors for Vulcan Project, Hoch (Del Ranch) Project, Elmore Project, Leathers Project, and Turbo Project plants are based on capacity amounts of 34, 38, 38, 38 and 10 net megawatts, respectively. The capacity factors for Salton Sea I Project, Salton Sea II Project, Salton Sea III Project, Salton Sea IV Project, and Salton Sea V Project plants are based on capacity amounts of 10, 20, 49.8, 39.6, and 49 net megawatts, respectively. The capacity factors for the Saranac Project, Power Resources Project and Yuma Project plants are based on capacity amounts of 240, 200 and 50 net megawatts, respectively. Each plant possesses an operating margin, which allows for production in excess of the amount listed above. Utilization of this operating margin is based upon a variety of factors and can be expected to vary throughout the year under normal operating conditions. The amount of revenues received by these projects is affected by the extent to which they are able to operate and generate electricity. Accordingly, the capacity and capacity factor figures provide information on operating performance that has affected the revenues received by these projects.

Effective January 1, 2000, CE Generation's economic ownership in the Saranac Project increased to approximately 64%. This increase resulted from Tomen achieving an after tax return of 8.35%. This achievement resulted in lower cash flows to Tomen and higher cash flows to CE Generation. Due to the increased ownership, the project is now fully consolidated into CE Generation's results of operations. The project was previously accounted for as an equity investment.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 2001, 2000 AND 1999

Sales of electricity and steam increased to $552.3 million in the year ended December 31, 2001 from $499.9 million in the year ended December 31, 2000, a 10% increase. The increase reflects a full year of production from the Salton Sea V and Turbo Projects and increased energy rates at the other Imperial Valley Projects and the Yuma Project. Sales of electricity and steam increased to $499.9 million in the year ended December 31, 2000 from $295.8 million in the year ended December 31, 1999, a 69% increase. Approximately $170 million of this increase reflects the full consolidation of the Saranac Project. Approximately $21 million of the increase related to higher energy rates at the Yuma Project and the Imperial Valley Projects. The remaining increase is due to higher production at the Yuma and Power Resources Projects.

The following operating data represents the aggregate capacity and electricity production of the Imperial Valley Projects:

                                              2001         2000         1999
                                           ---------    ---------    ---------

Overall capacity factor...................      89.7%        87.7%        98.2%
Megawatt-hours produced................... 2,565,600    2,296,800    2,300,700
Capacity (net megawatts)(weighted average)     326.4        298.3        267.4

The increase in capacity in 2001 relates to the addition of the Salton Sea V and Turbo Projects in the third quarter of 2000. The changes in overall capacity factor in 2001, 2000 and 1999 were primarily due to overhaul and outage scheduling and the construction and tie in of the upgraded brine facilities and the start-up of the Salton Sea V and Turbo Projects in 2000.

The following operating data represents the aggregate capacity and electricity production of the Gas Projects:

                                              2001         2000         1999
                                           ---------    ---------    ---------

Overall capacity factor...................      88.6%        86.5%        87.3%
Megawatt-hours produced................... 3,804,800    3,722,401    4,258,606
Capacity (net megawatts)(weighted average)       490          490          557

The overall capacity factor of the Gas Projects reflects the effect of contractual curtailments. The capacity factors adjusted for these contractual curtailments are 98.0%, 92.9%, and 92.5% for 2001, 2000, and 1999, respectively. The decrease in megawatt hours produced and capacity from 1999 to 2000 is due to the transfer of a formerly owned project to a third party. The changes in the overall capacity factor in 2001, 2000, and 1999 were due primarily to major maintenance scheduling.

The decrease in equity earnings of subsidiaries in 2000 from $22.9 million in 1999 reflects the full consolidation of the Saranac Project in 2000.

Interest and other income increased to $13.5 million in 2001 from $10.9 million in 2000 due to interest income earned on past due balances from Edison. Interest and other income decreased to $10.9 million in the year ended December 31, 2000 from $22.0 million in the year ended December 31, 1999. This decrease was primarily due to reduced royalty income resulting from reduced revenue at the Imperial Valley Projects, and decreased interest income as cash balances were used to fund construction projects.

Fuel expenses increased to $121.0 million in 2001 from $115.0 million in 2000. The increase represents the annual rate increases in the long-term gas contracts, increased gas prices at the Yuma Project and overall increased production at the Gas Projects. Fuel expenses increased to $115.0 million in 2000 from $37.1 million in 1999. The increase was primarily due to the full consolidation of the Saranac Project in 2000.

Plant operating expenses, which include operating, maintenance, resource and other plant operating expenses, increased to $134.4 million in the year ended December 31, 2001 from $114.9 million in the year ended December 31, 2000. The increase was primarily due to the full year of operations of the Salton Sea V and Turbo Projects resulting in increased waste removal, chemical costs and repair costs at the Imperial Valley Projects. Plant operating expenses increased to $114.9 million in the year ended December 31, 2000 from $75.7 million in the year ended December 31, 1999. Approximately $18.5 million of this increase, related to the full consolidation of the Saranac Project in 2000. The remaining increase related to the addition of the Salton Sea V and Turbo Projects resulting in increased chemical waste removal and demolition costs at the Imperial Valley Projects.

General and administrative expenses increased to $10.2 million in the year ended December 31, 2001 from $5.5 million in the year ended December 31, 2000. General and administrative expenses increased to $5.5 million in the year ended December 31, 2000 from $4.6 million in 1999. These costs include administrative services provided to CE Generation, including executive, financial, legal, tax and other corporate functions. The increase in 2001 is primarily due to increased legal expenses associated with the Edison litigation.

Depreciation and amortization increased to $85.0 million in 2001 from $80.7 million in 2000. This increase reflects a full year of depreciation associated with the Salton Sea V and Turbo Projects and upgrades to steam gathering systems, which were operational in the third quarter of 2000. Depreciation and amortization increased to $80.7 million in 2000 from $57.9 million in 1999. This increase primarily reflects the full consolidation of the Saranac Project in 2000.

Interest expense, less amounts capitalized, decreased to $81.9 million in 2001 from $84.2 million in 2000. The decrease reflects lower debt balances. Interest expense, less amounts capitalized, increased in 2000 to $84.2 million from $72.5 million in 1999. This increase reflects the full consolidation of the Saranac Project and a full year of interest on the CE Generation Securities.

The asset impairment in 2001 reflects the write off of the book value of a steam turbine. In 2001, the Company made the decision to dispose of the turbine. The Company has determined that the turbine, which had been held in storage for possible use in new development projects, no longer has any significant value.

The provision for income taxes increased to $28.5 million in 2001 from $21.4 million in 2000. The provision for income taxes decreased to $21.4 million in 2000 from $30.9 million in 1999. After adjusting for minority interest, the effective tax rate was 27.8%, 22.5%, and 33.3% in 2001, 2000 and 1999, respectively. The changes from year to year in the effective rate are due primarily to the generation and utilization of energy tax credits and depletion deductions.

The extraordinary item of $17.5 million in 1999 reflects the remaining unamortized premium paid and deferred finance costs associated with the repayment of Magma's 9 7/8% Limited Recourse Senior Secured Notes net of tax of $11.1 million.

The cumulative effect of the change in accounting principle reflects the Company's change in its accounting policy for major maintenance, overhaul and well workover costs. These costs, which have historically been accounted for using the deferral and accrual methods, are now expensed as incurred. The cumulative effect of the change in accounting policy represents a January 1, 2001 write off of prepaid and accrued major maintenance and well workover balances of approximately $15.4 million, net of tax of $9.9 million. If CE Generation had adopted the policy as of January 1, 2000, income before cumulative effect of change in accounting principle would have been $10.9 million lower in 2000 on a proforma basis.

RELATED PARTY TRANSACTIONS
--------------------------

MEHC provides certain administrative and management services to CE Generation, and MEHC's executive, financial, legal, tax and other corporate staff departments perform certain services for CE Generation. Expenses incurred by MEHC and allocated to CE Generation are estimated based on the individual services and expense items provided. Allocated expenses totaled approximately $3.4 million, $2.5 million, $2.3 million for each of 2001, 2000 and 1999, and are included in General and Administrative expenses.

Pursuant to power sales agreements with EPME, sales from the Company totaled $102.8 million, $19.5 million and $0 in 2001, 2000 and 1999 respectively. As of December 31, 2001 and 2000, accounts receivable from EPME were $11.8 million and $7.1 million, respectively.

On October 13, 1998, Funding Corporation completed a sale to institutional investors of $285 million aggregate amount of 7.475% Senior Secured Series F Bonds due November 30, 2018. A portion of the proceeds are being used to fund the cost of construction of, and was advanced to, the Zinc Recovery Project, which is indirectly 100% owned by Salton Sea Minerals Corp., a MEHC affiliate not owned by CE Generation. The direct and indirect owners of the Zinc Facility (the "Zinc Guarantors", which include Salton Sea Minerals Corp. and Minerals
LLC) are among the guarantors of the Funding Corporation debt. In connection with the divestiture, MEHC guaranteed the payment by the Zinc Guarantors of a specified portion of the scheduled debt service on the Imperial Valley Project Loans, including the current principal amount of approximately $139.9 million, which is included in note receivable to related party in the accompanied consolidated balance sheet and associated interest.

LIQUIDITY AND CAPITAL RESOURCES

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

Cash and cash equivalents were $34.9 million at December 31, 2001 as compared to $36.2 million at December 31, 2000. In addition, restricted cash was $31.0 million and $24.4 million at December 31, 2001 and December 31, 2000, respectively.

Edison, a wholly-owned subsidiary of Edison International, is a public utility primarily engaged in the business of supplying electric energy to retail customers in Central and Southern California, excluding Los Angeles. CE Generation is aware that there have been public announcements that Edison's financial condition deteriorated in 2001 as a result of reduced liquidity. As a result of Edison's recent financing, Edison's senior unsecured debt obligations were recently upgraded to Ba3 by Moody's and BB by S&P.

Edison  failed to pay  approximately  $119 million due under the Power  Purchase
Agreements for power delivered in November and December 2000 and January, February and March 2001, although the Power Purchase Agreements provide for billing and payment on a schedule where payments would have normally been received in early January, February, March, April and May 2001.

On February 21, 2001, the Imperial Valley Projects (excluding the Salton Sea V and Turbo Projects) filed a lawsuit against Edison in California's Imperial County Superior Court seeking a court order requiring Edison to make the required payments under the Power Purchase Agreements. The lawsuit also requested, among other things, that the court order permit the Imperial Valley Projects (excluding the Salton Sea V and Turbo Projects) to suspend deliveries of power to Edison and to permit the Imperial Valley Projects to sell such power to other purchasers in California.

March 22, 2001, the Superior Court granted the Imperial Valley Projects' (excluding the Salton Sea V and Turbo Projects) Motion for Summary Adjudication and a Declaratory Judgment ordering that: 1) under the Power Purchase Agreements, the Imperial Valley Projects (excluding the Salton Sea V and Turbo Projects) have the right to temporarily suspend deliveries of capacity and energy to Edison, 2) the Imperial Valley Projects (excluding the Salton Sea V and Turbo Projects) are entitled to resell the energy and capacity to other purchasers and 3) the interim suspension of deliveries to Edison shall not in any respect result in the modifications or termination of the Power Purchase Agreements and the Power Purchase Agreements shall in all respects continue in full force and effect other than the temporary suspension of deliveries to Edison.

As a result of the March 22, 2001 Declaratory Judgment, the Imperial Valley Projects (excluding the Salton Sea V and Turbo Projects) suspended deliveries of energy to Edison and entered into a transaction agreement with El Paso Merchant Energy, L.P. ("EPME") in which the Imperial Valley Projects' (excluding the Salton Sea V and Turbo Projects) available power was sold to EPME based on percentages of the Dow Jones SP-15 Index. On June 18, 2001 the Superior Court prospectively vacated its order authorizing the Imperial Valley Projects' (excluding the Salton Sea V and Turbo Projects) right to resell power pursuant to the Declaratory Judgment.

On June 20, 2001, the Imperial Valley Projects (excluding the Salton Sea V and Turbo Projects) entered into Agreements Addressing Renewable Energy Pricing and Payment Issues with Edison ("Settlement Agreements") and, as a result, resumed power sales to Edison on June 22, 2001. The Settlement Agreements required that Edison make an initial payment to repay the past due balances under the Power Purchase Agreements (the "stipulated amounts"). The initial payment of approximately $11.6 million, which represented 10% of the stipulated amounts, was received June 22, 2001. On October 2, 2001, the California Public Utilities Commission ("CPUC") announced an agreement with Edison that allowed Edison to recover in retail electric rates its past due obligations. On November 30, 2001, the Settlement Agreements were amended to reflect when Edison would be required to make the final payment on past due amounts. On March 1, 2002, Edison obtained $1.8 billion in secured financing that, when combined with cash in hand, enabled Edison to pay off its past due debts. The final payment of approximately $104.6 million, representing the remaining stipulated amounts, was received March 1, 2002. In addition to these payments, Edison was required to make monthly interest payments calculated at a rate of 7% per annum on the outstanding stipulated amounts. The amended Settlement Agreements provide a revised energy pricing structure, whereby Edison elects to pay the Imperial Valley Projects a fixed energy price in lieu of the Commission-approved SRAC Avoided Cost of Energy Methodology under the Power Purchase Agreements. The fixed energy price is 3.25 cents/kWh from December 1, 2001 through April 30, 2002 and 5.37 cents/kWh commencing May 1, 2002 for a five-year period. Following the five-year period, the energy payments revert back to the Commission-approved Avoided Cost of Energy Methodology under the Power Purchase Agreements. Estimates of Edison's future Avoided Cost of Energy vary substantially from year to year.

As a result of Edison's failure to make the payments due under the Power Purchase Agreements and the downgrades of Edison's credit ratings, Moody's downgraded the ratings for the Salton Sea Funding Corporation (the "Funding Corporation") Securities to Caa2 "negative outlook" and S&P downgraded the ratings for the Funding Corporation Securities to BBB- and placed the Securities on "credit watch negative". Moody's downgraded the ratings for the CE Generation Securities to B1 from Baa3 (review for possible downgrade). S&P downgraded the ratings for the CE Generation Securities to BBB- "credit watch negative" from BBB-. Following the execution of the Settlement Agreements, Moody's placed the Salton Sea Funding and CE Generation securities on "credit watch positive" and subsequently upgraded the ratings to Ba3 and Ba2, respectively.

As a result of the uncertainties related to Edison, the letter of credit that supports the debt service reserve fund at Salton Sea Funding Corporation has not been extended beyond its current July 2004 expiration date, and as such cash distributions are not available to CE Generation until the Salton Sea Funding Corporation debt service reserve fund of approximately $67.6 million, has been funded or the letter of credit has been extended beyond its 2004 expiration date or replaced.

In January 2001, the California Power Exchange ("PX") declared bankruptcy. As a result, the Salton Sea V and Turbo Projects have not received payment for power sold under the Transaction Agreements during December 2000 and January 2001 of approximately $3.8 million.

The Imperial Valley Projects (except the Salton Sea V and Turbo Projects) are contractually entitled to receive payments under the Power Purchase Agreements and Settlements Agreements. However, due to the uncertainties associated with Edison's financial condition and failure to pay contractual obligations at December 31, 2001, along with the bankruptcy of the PX, CE Generation established an allowance for doubtful accounts of approximately $24.8 million at December 2001. The allowance for doubtful accounts has been recorded as a reduction of net sales in the statement of operations.

Edison has failed to pay approximately $1.3 million of capacity bonus payments for the months of October, November and December 2001. On December 10, 2001 the Guarantors (excluding the Salton Sea V and Turbo Projects) filed a lawsuit against Edison in California's Imperial County Superior Court seeking a court order requiring Edison to make the required capacity bonus payments under the Power Purchase Agreements.

ENVIRONMENTAL LIABILITIES

The Company is subject to numerous legislative and regulatory environmental protection requirements involving air and water pollution, waste management, hazardous chemical use, noise abatement, and land use aesthetics.

State and federal environmental laws and regulations currently have, and future modifications may have, the effect of (i) increasing the lead time for the construction of new facilities, (ii) significantly increasing the total cost of new facilities, (iii) requiring modification of the Company's existing facilities,  (iv)  increasing the risk of delay on  construction  projects,  (v)
increasing the Company's cost of waste disposal and (vi) reducing the reliability of service provided by the Company and the amount of energy available from the Company's facilities. Any of such items could have a substantial impact on amounts required to be expended by the Company in the future. Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other social and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating sites, other companies' clean-up experience and data released by the Environmental Protection Agency or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new circumstances, and are included in the accompanying balance sheets at their undiscounted amounts. As of December 31, 2001 and 2000, the environmental liabilities recorded on the balance sheet were $4.2 million and $6.2 million, respectively.

INFLATION

Inflation has not had a significant impact on CE Generation's cost structure.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The Company has contractual obligations and commercial commitments that may affect its financial condition. Based on management's assessment of the underlying provisions and circumstances of the material contractual obligations and commercial commitments of the Company, including material off-balance sheet and structured finance arrangements, there is no known trend, demand, commitment, event or uncertainty that is reasonably likely to occur which would have a material effect on the Company's financial condition or results of operations. The following tables identify material obligations and commitments as of December 31, 2001:

                                                      Payments Due by Period
                                      ----------------------------------------------------------
                                                   Less Than       2-3         4-5       After 5
Contractual Cash Obligations            Total       1 Year        Years       Years       Years
----------------------------          ----------   ---------    --------    --------    --------
(in thousands)

Long-Term Debt ...................    $1,096,256    $ 85,036    $153,942    $149,416    $707,862
Other Long-Term Obligations ......       583,625      85,220     154,315     139,830     204,260
                                      ----------    --------    --------    --------    --------

Total Contractual Cash Obligations    $1,679,881    $170,256    $308,257    $289,246    $912,122
                                      ==========    ========    ========    ========    ========

                                                 Commitment Expiration per Period
                                      ----------------------------------------------------------
                                                   Less Than       2-3         4-5      After 5
Other Commercial Commitments           Total        1 Year        Years       Years      Years
----------------------------          ----------   ---------    --------    --------    --------
(in thousands)

Lines of Credit (a) ..............    $   15,000    $ 15,000    $     --    $     --    $     --
Standby Letters of Credit (b) ....       105,800      38,200      67,600                      --
                                      ----------    --------    --------    --------    --------


Total Commercial Commitments .....    $  120,800    $ 53,200    $ 67,600    $     --    $     --
                                      ==========    ========    ========    ========    ========

(a) The lines of credit represent the unused borrowing capacity available to the Company, as of December 31, 2001.

(b) The standby letters of credit represent the letters of credit for CE Generation, Salton Sea Funding Corporation and the Saranac Partnership. The Salton Sea Funding Corporation letter of credit matures in July 2004.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities", which was delayed by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133" and amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS 133/138 requires an entity to recognize all of its derivatives as either assets or liabilities in its statement of financial position and measure those instruments at fair value. CE Generation utilizes derivative financial instruments solely to manage the risk that changes in interest rates will affect the amount of its future interest payments and adopted SFAS 133/138 effective January 1, 2001. As a result of the adoption of SFAS 133/138, CE Generation recorded the fair value of the interest rate swap agreements at January 1, 2001, which was approximately $6.0 million, net of tax. These interest rate swap agreements are considered cash flow hedges and therefore the offset is recorded in accumulated other comprehensive income. The adoption did not have an impact on results of operations or cash flows.

In July 2001, FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", which establish accounting and reporting for business combinations. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. SFAS 142 is effective for the Company beginning January 1, 2002. Under the current method of assessing goodwill for impairment, which uses an undiscounted cash flow approach, no material impairment existed at December 31, 2001. For 2002, the Company will begin to test goodwill for impairment under the new rules, applying a fair value-based approach. The Company is in the process of quantifying the anticipated impact on its financial condition and results of operations of adopting the provisions of SFAS No. 142, which could be significant. The historical impact of not amortizing goodwill would have been to increase net income for the years ended December 31, 2001, 2000 and 1999 by approximately $9.6 million, $9.6 million and $9.7 million, respectively. However, impairment reviews may result in future periodic write-downs.

In August 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This standard addresses financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and the related asset retirement costs. SFAS 143 is effective for the Company's fiscal year beginning January 1, 2003. Management has not quantified the impact this standard will have on the Company's consolidated financial statements.

In October 2001, FASB issued SFAS No. 144, "Accounting for Impairment of Disposal of Long-Lived Assets". The standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for the Company's fiscal year beginning January 1, 2002. Management has not quantified the impact this standard will have on the Company's consolidated financial statements.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

At December 31, 2001 and 2000, respectively, the Company had fixed-rate long-term debt of $897.3 million and $933.5 million with a fair value of $800.1 million and $807.7 million. These instruments are fixed-rate and therefore do not expose the Company to the risk of earnings loss due to changes in market interest rates. However, the fair value of these instruments would decrease by approximately $52.7 million and $30.2 million if interest rates were to increase by 10% from their levels at December 31, 2001 and 2000, respectively. In general, a decrease in fair value would impact earnings and cash flows only if the Company were to reacquire all or a portion of these instruments prior to their maturity.

At December 31, 2001 and 2000, respectively, the Company had floating-rate obligations of $199.0 million and $230.2 million, which exposes the Company to the risk of increased interest expense in the event of increases in short-term interest rates. The Company has entered into interest rate swap agreements for the purpose of completely offsetting these interest rate fluctuations. The interest rate differential is reflected as an adjustment to interest expense over the life of the instruments. At December 31, 2001 and 2000, respectively, these interest rate swaps had an aggregate notional amount of $199.0 million and $230.2 million, which the Company could terminate at a cost of approximately $16.3 million and $12.3 million. A decrease of 10% in the December 31, 2001 and 2000 level of interest rates would increase the cost of terminating the swaps by approximately $4.6 million and $4.2 million, respectively. These termination costs would impact the Company's earnings and cash flows only if all or a portion of the swap instruments were terminated prior to their expiration.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE

Consolidated Financial Statements of CE Generation, LLC:

Independent Auditors' Report .............................................    23

Consolidated Balance Sheets as of December 31, 2001 and 2000 .............    24

Consolidated Statements of Operations and Other Comprehensive Income
for the Three Years Ended December 31, 2001 ..............................    25

Consolidated Statements of Members' Equity for the Three Years
Ended December 31, 2001 ..................................................    26

Consolidated Statements of Cash Flows for the Three Years
Ended December 31, 2001 ..................................................    27

Notes to Consolidated Financial Statements ...............................    28

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
CE Generation, LLC
Omaha, Nebraska

     We have audited the accompanying consolidated balance sheets of CE Generation, LLC and subsidiaries (collectively, the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations and other comprehensive income, members' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CE Generation, LLC and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 2 to the consolidated financial statements, in 2001 the Company changed its accounting policy for major maintenance, overhaul and well workover costs.


DELOITTE & TOUCHE LLP
Omaha, Nebraska
January 17, 2002 (March 1, 2002 as to Note 9A)

                       CE GENERATION, LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000
                             (AMOUNTS IN THOUSANDS)

                                                                 2001          2000
                                                              ----------    ----------
ASSETS
Cash and cash equivalents ................................   $    34,870    $   36,152
Restricted cash ..........................................        17,025        14,794
Accounts receivable, net of allowance for
  doubtful accounts of $24,754 and $0 (Note 9A) ..........       128,725        89,883
Prepaid expenses and other assets ........................         7,178        19,981
Inventory ................................................        23,705        27,424
Due from affiliates ......................................           132            --
                                                             -----------    ----------
Total current assets .....................................       211,635       188,234

Restricted cash ..........................................        14,009         9,618
Properties, plants, contracts and equipment, net (Note 4)      1,287,668     1,355,345
Excess of cost over fair value of net assets acquired, net       266,701       276,294
Note receivable from related party (Note 6) ..............       139,896       140,528
Deferred financing charges and other assets ..............        12,210        14,426
                                                             -----------    ----------
Total assets .............................................   $ 1,932,119    $1,984,445
                                                             ===========    ==========

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and other accrued liabilities ...........   $    70,772    $   68,700
Due to affiliates ........................................            --         2,578
Current portion of long term debt ........................        85,036        67,473
                                                             -----------    ----------
Total current liabilities ................................       155,808       138,751

Project loans (Note 5) ...................................       163,142       199,006
Salton Sea notes and bonds (Note 6) ......................       491,678       520,250
Senior secured bonds (Note 7) ............................       356,400       377,000
Deferred income taxes ....................................       237,882       242,059
                                                             -----------    ----------
Total liabilities ........................................     1,404,910     1,477,066

Minority interest ........................................        59,832        68,464

Commitments and contingencies (Notes 4 and 9)
Members' equity ..........................................       475,073       438,915
Accumulated other comprehensive income ...................        (7,696)           --
                                                             -----------    ----------
Total equity .............................................       467,377       438,915
                                                             -----------    ----------

Total liabilities and equity .............................   $ 1,932,119    $1,984,445
                                                             ===========    ==========

   The accompanying notes are an integral part of these financial statements.

                       CE GENERATION, LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND OTHER COMPREHENSIVE INCOME
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2001
                             (AMOUNTS IN THOUSANDS)

                                                       2001        2000         1999
                                                    ---------    ---------    ---------
Revenue:
Sales of electricity and steam, net of allowance    $ 552,335    $ 499,926    $ 295,787
Equity earnings in subsidiaries .................          --           --       22,861
Interest and other income .......................      13,503       10,870       22,035
                                                    ---------    ---------    ---------
Total revenues ..................................     565,838      510,796      340,683

Cost and Expenses:
Fuel ............................................     121,022      115,008       37,111
Plant operations ................................     134,357      114,867       75,690
General and administrative ......................      10,205        5,461        4,594
Depreciation and amortization ...................      85,035       80,710       57,869
Interest expense ................................      81,869       88,491       77,515
Less interest capitalized .......................          --       (4,291)      (4,978)
Asset impairment (Note 4) .......................      15,000           --           --
                                                    ---------    ---------    ---------
Total expenses ..................................     447,488      400,246      247,801
                                                    ---------    ---------    ---------
Income before provision for income taxes ........     118,350      110,550       92,882
Provision for income taxes ......................      28,538       21,402       30,912
                                                    ---------    ---------    ---------

Income before minority interest, extraordinary
  item and cumulative effect of change in
  accounting principle ..........................      89,812       89,148       61,970
Minority interest ...............................      15,618       15,613           --
                                                    ---------    ---------    ---------

Income before extraordinary item and cumulative
  effect of change in accounting principle ......      74,194       73,535       61,970
Extraordinary item, net of tax (Note 8) .........          --           --      (17,478)
                                                    ---------    ---------    ---------

Income before cumulative effect of change in
  accounting principle ..........................      74,194       73,535       44,492
Cumulative effect of change in accounting
  principle, net of tax (Note 2) ................     (15,386)          --           --
                                                    ---------    ---------    ---------
Net income ......................................   $  58,808    $  73,535    $  44,492
                                                    =========    =========    =========

Other comprehensive income (loss):
Cumulative effect of change in accounting
  principle, net of tax (Note 2) ................      (5,954)          --           --
 Unrealized loss on cash flow hedges,
   net of tax of $1,161...... ...................      (1,742)          --           --
                                                    ---------    ---------    ---------
Comprehensive income ............................   $  51,112    $  73,535    $  44,492
                                                    =========    =========    =========

   The accompanying notes are an integral part of these financial statements.

                       CE GENERATION, LLC AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF MEMBERS' EQUITY
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2001
                             (AMOUNTS IN THOUSANDS)



     BALANCE, January 1, 1999 ...............................    $ 536,947

     Distributions, net of advances .........................     (122,080)

     Distribution of non-cash assets to MEHC ................      (67,079)

     Net income .............................................       44,492
                                                                 ---------

     BALANCE, December 31, 1999 .............................      392,280

     Distributions ..........................................      (26,900)

     Net income .............................................       73,535
                                                                 ---------

     BALANCE, December 31, 2000 .............................      438,915

     Distributions ..........................................      (22,650)

     Net income .............................................       58,808
                                                                 ---------

     BALANCE, December 31, 2001 .............................    $ 475,073
                                                                 =========

   The accompanying notes are an integral part of these financial statements.

                       CE GENERATION, LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2001
                             (AMOUNTS IN THOUSANDS)

                                                          2001         2000         1999
                                                       ---------    ---------    ---------
Cash flows from operating activities:
Net income .........................................   $  58,808    $  73,535    $  44,492
Adjustments to reconcile to cash flows from
  operating activities:
Extraordinary item, net of tax .....................          --           --       17,478
Cumulative effect of change in
  accounting principle, net of tax .................      15,386           --           --
Asset Impairment ...................................      15,000           --           --
Depreciation and amortization ......................      85,035       80,710       57,869
Provision for deferred income taxes ................       3,377        3,348         (832)
Distribution from equity investments in excess of
  equity earnings ..................................          --           --        6,399
Distributions to minority interest in excess of
  related income ...................................      (5,163)      (8,043)          --
Changes in other items:
  Accounts receivable ..............................     (39,149)     (34,096)      26,941
  Inventory ........................................          --       (2,371)      (4,292)
  Due from affiliates ..............................      (2,260)       4,138       (3,794)
  Accounts payable and other accrued liabilities ...      (4,722)      19,568        1,504
  Other assets .....................................       1,174       (6,174)       8,632
                                                       ---------    ---------    ---------

Net cash flows from operating activities ...........     127,486      130,615      154,397

Cash flows from investing activities:
Capital expenditures ...............................     (33,219)     (59,280)    (183,508)
Consolidation of former equity investment's cash ...          --        2,559           --
Decrease (increase) in restricted cash .............      (4,391)      23,696       75,840
                                                       ---------    ---------    ---------

Net cash flows from investing activities ...........     (37,610)     (33,025)    (107,668)

Cash flows from financing activities:
Repayment of Salton Sea notes and bonds ............     (23,658)     (25,072)     (57,836)
Repayment of Senior Secured bonds ..................     (12,600)     (10,400)          --
Proceeds from Senior Secured bonds .................          --           --      400,000
Repayment of note payable to related party .........          --      (13,000)    (269,300)
Proceeds from related party note ...................         632       13,000           --
Repayment of project loans .........................     (31,201)     (27,137)     (14,268)
Distributions, net of advances .....................     (22,100)     (26,900)    (122,080)
Decrease (increase) in restricted cash .............      (2,231)      (1,049)      20,101
                                                       ---------    ---------    ---------

Net cash flows from financing activities ...........     (91,158)     (90,558)     (43,383)
                                                       ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents      (1,282)       7,032        3,346
Cash and cash equivalents at beginning of year .....      36,152       29,120       25,774
                                                       ---------    ---------    ---------
Cash and cash equivalents at end of year ...........   $  34,870    $  36,152    $  29,120
                                                       =========    =========    =========
Supplemental disclosure:
Interest paid, net of interest capitalized .........   $  79,211    $  83,106    $  78,944
                                                       =========    =========    =========
Income taxes paid ..................................   $  21,928    $  16,411    $  31,744
                                                       =========    =========    =========

   The accompanying notes are an integral part of these financial statements.

                       CE GENERATION, LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2001

1.     ORGANIZATION AND OPERATIONS

MidAmerican Energy Holdings Company ("MidAmerican" or "MEHC") completed a strategic restructuring in conjunction with its acquisition of MHC Inc. (formerly MidAmerican Energy Holdings Company) in which MEHC's common stock interests in Magma Power Company, Falcon Seaboard Resources, Inc. ("FSRI") and California Energy Development Corporation, and their subsidiaries (which own the geothermal and natural gas-fired combined cycle cogeneration facilities described below), were contributed by MEHC to the newly created CE Generation, LLC ("CE Generation" or the "Company"). This restructuring was completed in February 1999.

On March 3, 1999, MEHC closed the sale of 50% of its ownership interests in CE Generation to El Paso CE Generation Holding Company, which was merged into El Paso Merchant Energy North America Company on December 31, 2000 ("EPME"). EPME is an indirect subsidiary of El Paso Corporation.

BASIS OF PRESENTATION--These consolidated financial statements of CE Generation, LLC reflect the consolidated financial statements of Magma Power Company and subsidiaries and FSRI and subsidiaries and Yuma Cogeneration Associates, each a wholly-owned subsidiary. The consolidated financial statements present the financial position, results of operations and cash flows of CE Generation as if CE Generation was a separate legal entity for all periods presented. CE Generation has accounted for MEHC's contribution of assets and liabilities to CE Generation whereby; MEHC's basis in these assets and liabilities has been carried over and reflected in CE Generation's financial statements. All material intercompany transactions and balances have been eliminated in consolidation.

Based on the nature of the Company's products, the production process, types of customers and the method used to distribute products; the regulatory environment and the economic characteristics of its operations, the Company has determined that it operates in one reportable segment.

GENERAL--CE Generation is engaged in the independent power business. The following table sets out information concerning CE Generation's projects:

                                      COMMERCIAL
PROJECT                   FUEL        OPERATION    CAPACITY          LOCATION
-------                   ----        ---------    --------          --------
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

RECLASSIFICATIONS--Certain reclassifications were made to the 2000 and 1999 financial statements to conform to the 2001 presentation.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH EQUIVALENTS--CE Generation considers all investment instruments purchased with an original maturity of three months or less to be cash equivalents. Restricted cash is not considered a cash equivalent.

RESTRICTED CASH--The current restricted cash balance is composed of debt service funds that are legally restricted as to their use and require the maintenance of specific minimum balances equal to the next debt service payment. The non-current restricted cash balance is composed of restricted accounts for capital expenditures and major maintenance expenditures.

WELL COSTS--The cost of drilling and equipping production wells and other direct costs, are capitalized and amortized on a straight-line basis over their estimated useful lives when production commences. The estimated useful lives of production wells are twenty years.

MAJOR MAINTENANCE, OVERHAUL AND WELL REWORK COSTS-- CE Generation has changed its accounting policy for major maintenance, overhaul and well workover costs. These costs, which have historically been accounted for using deferral and accrual methods, are now expensed as incurred. The new policy went into effect January 1, 2001 and the Company has recorded a cumulative effect of this change of approximately $15.4 million, net of tax of approximately $9.9 million. If CE Generation had adopted the policy as of January 1, 2000, income before cumulative effect of change in accounting principle would have been $10.9 million lower in 2000 on a proforma basis.

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

Depreciation of the operating power plant costs, net of salvage value if applicable, is computed on the straight-line method over the estimated useful life of 30 years. Depreciation of furniture, fixtures and equipment is computed on the straight-line method over the estimated useful lives of the related assets, which range from 3 to 10 years.

The acquisitions of Magma Power Company, Falcon Seaboard Resources, Inc. and Edison Mission Energy's partnership interests have been accounted for as purchase business combinations. All identifiable assets acquired and liabilities assumed were assigned a portion of the cost of acquiring the respective companies equal to their fair values at the date of the acquisition and includes power sales agreements which are amortized separately on a straight-line basis over (1) for the Edison Partnership interests and Magma acquisitions, the remaining portion of the scheduled price periods of the power sales agreements which ranged from 1 to 5 years, (2) for the Edison Partnership interests and Magma acquisitions, the 20 year avoided cost periods of the power sales agreements and (3) over the remaining contract periods which ranged from 7 to 30 years.

EXCESS OF COST OVER FAIR VALUE--Total acquisition costs in excess of the fair values assigned to the net assets acquired are amortized over a 40 year period for the Magma acquisition and a 25 year period for the Falcon Seaboard acquisition, both using the straight-line method. Accumulated amortization was $61.8 million and $52.2 million at December 31, 2001 and 2000, respectively.

CAPITALIZATION OF INTEREST AND DEFERRED FINANCING COSTS--Prior to the commencement of operations, interest is capitalized on the costs of the plants and geothermal resource development to the extent incurred. Capitalized interest and other deferred charges are amortized on a straight-line basis over the lives of the related assets.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS--The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer's credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected.

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

FINANCIAL  INSTRUMENTS-- In June 1998, the Financial  Accounting Standards Board
(FASB) issued SFAS 133/138, "Accounting for Derivative Instruments and Hedging Activities", which was delayed by SFAS 137 and amended by SFAS 138. SFAS 133/138 requires an entity to recognize all of its derivatives as either assets or liabilities in its statement of financial position and measure those instruments at fair value. CE Generation adopted SFAS 133/138 effective January 1, 2001. As a result of the adoption of SFAS 133/138, CE Generation recorded the fair value of the interest rate swap agreements at January 1, 2001, which was approximately $6.0 million, net of tax of approximately $4.0 million. These interest rate swap agreements are considered cash flow hedges and therefore the offset is recorded in accumulated other comprehensive income. The adoption did not have an impact on results or operations or cash flows.

CE Generation utilizes swap agreements to manage market risks and reduce its exposure resulting from fluctuation in interest rates. For interest rate swap agreements, the net cash amounts paid or received on the agreements are accrued and recognized as an adjustment to interest expense. CE Generation's practice is not to hold or issue financial instruments for trading purposes. These instruments are either exchange traded or with counterparties of high credit quality; therefore, the risk of nonperformance by the counterparties is considered to be negligible.

Fair values of financial instruments are estimated based on quoted market prices for debt issues actively traded or on market prices of similar instruments and/or valuation techniques using market assumptions.

IMPAIRMENT OF LONG-LIVED ASSETS--CE Generation reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized, based on discounted cash flows or other fair value models, whenever evidence exists that the carrying value is not recoverable.

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

ACCOUNTING PRONOUNCEMENTS--In July 2001, FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", which establish accounting and reporting for business combinations. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. SFAS 142 is effective for the Company beginning January 1, 2002. Under the current method of assessing goodwill for impairment, which uses an undiscounted cash flow approach, no material impairment existed at December 31, 2001. For 2002, the Company will begin to test goodwill for impairment under the new rules, applying a fair value-based approach. The Company is in the process of quantifying the anticipated impact on its financial condition and results of operations of adopting the provisions of SFAS No. 142, which could be significant. The historical impact of not amortizing goodwill would have been to increase net income for the years ended December 31, 2001, 2000 and 1999 by approximately $9.6 million, $9.6 million and $9.7 million, respectively. However, impairment reviews may result in future periodic write-downs.

In August 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This standard addresses financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and the related asset retirement costs. SFAS 143 is effective for the Company's fiscal year beginning January 1, 2003. Management has not quantified the impact this standard will have on the Company's consolidated financial statements.

In October 2001, FASB issued SFAS No. 144, "Accounting for Impairment of Disposal of Long-Lived Assets". The standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for the Company's fiscal year beginning January 1, 2002. Management has not quantified the impact this standard will have on the Company's consolidated financial statements.

3.     EQUITY INVESTMENTS

CE Generation indirectly held noncontrolling general and limited partnership interests in Saranac Power Partners, L.P. (the "Saranac Partnership") which was formed to build, own and operate natural gas fired combined cycle cogeneration facilities. Under the Saranac partnership agreement, the economic interests of the partners flip after certain limited partners achieve fixed rates of return. In January 2000, TPC Saranac Partner One Inc. and TPC Saranac Partner Two Inc., limited partners, achieved an after tax return of 8.35%. This achievement resulted in lower cash flows to Tomen and higher cash flows to CE Generation. Following this achievement, CE Generation's economic interest in the partnership increased to approximately 64%. Effective January 2000, the investment in the Saranac Partnership is no longer reported as an equity investment but is fully consolidated into CE Generation financial results.

4.  PROPERTIES, PLANTS, CONTRACTS AND EQUIPMENT

Properties, plants, contracts and equipment comprise the following at December 31 (in thousands):

                                                         2001           2000
                                                     -----------    -----------
Operating facilities:

Power plants .....................................   $ 1,218,691    $ 1,224,192
Wells and resource development ...................       173,363        162,481
Power sales agreements ...........................       386,152        386,152
Licenses and equipment ...........................        52,458         49,374
                                                     -----------    -----------

Total operating facilities .......................     1,830,664      1,822,199
Less accumulated depreciation and amortization ...      (542,996)      (466,854)
                                                     -----------    -----------
Net operating facilities .........................   $ 1,287,668    $ 1,355,345
                                                     ===========    ===========

The asset impairment in 2001 reflects the write off of the book value of a steam turbine. In 2001, the Company made the decision to dispose of the turbine. The Company has determined that the turbine, which had been held in storage for use in new development projects, no longer has any significant value.

SIGNIFICANT CUSTOMERS AND CONTRACTS--CE Generation's sales of electricity from the Imperial Valley Projects, comprised approximately 43%, 41%, and 66%
respectively, of 2001, 2000, and 1999 electricity and steam revenues. Of these sales, approximately 59%, 86%, and 100% were to Edison in 2001, 2000 and 1999, respectively. Sales of electricity from the Saranac Project comprised approximately 31% and 33%, respectively, of the 2001 and 2000 electricity and steam revenues. Of these sales approximately 98% and 98% were to New York State Electric and Gas ("NYSEG"). Sales of electricity from the Power Resources Project comprised approximately 16%, 17% and 26% respectively, of the 2001, 2000 and 1999, respectively, electricity and steam revenues. Of these sales approximately 97% were to TXU Generation Company LP("TXU"). Accounts receivable, approximately $91 million of which are from Edison, approximately $15 million from NYSEG and approximately $7 million from TXU are primarily uncollateralized receivables from long-term power purchase contracts described below. If the customers were unable to perform, CE Generation could incur an accounting loss equal to $128.7 million and $89.9 million at December 31, 2001, and 2000, respectively.

IMPERIAL VALLEY PROJECTS--Each of the Imperial Valley Projects, excluding the Turbo and Salton Sea V Projects, sells electricity to Edison pursuant to a separate Standard Offer No. 4 Agreement ("SO4 Agreement") or a negotiated power purchase agreement. Each power purchase agreement is independent of the others, and the performance requirements specified within one such agreement apply only to the Project, which is subject to the agreement. The power purchase agreements provide for energy payments, capacity payments and capacity bonus payments. Edison makes fixed annual capacity payments and capacity bonus payments to the projects to the extent that capacity factors exceed certain benchmarks. The price for capacity is fixed for the life of the SO4 Agreements and are significantly higher in the months of June through September.

Energy payments for the SO4 Agreement were at increasing fixed rates for the first ten years after firm operation and thereafter at a rate based on the cost that Edison avoids by purchasing energy from the project instead of obtaining the energy from other sources ("Avoided Cost of Energy"). In June and November 2001, the Imperial Valley Projects, excluding the Turbo and Salton Sea V Projects, entered into Agreements Addressing Renewable Energy Pricing and Payment Issues with Edison ("Settlement Agreements"). The Settlement Agreements provide for amended energy payments under the SO4 Agreements. The amendments provide for fixed energy payments per kWh in lieu of Edison's Avoided Cost of Energy. The fixed energy payment is at 3.25 cents per kWh from December 1, 2001 through April 30, 2002 and 5.37 cents per kWh commencing May 1, 2002 for a five-year period. Following the five-year period, the energy payments revert back to Edison's Avoided Cost of Energy.

For the years ended December 31, 2001, 2000 and 1999, Edison's average Avoided Cost of Energy was 7.4 cents, 5.8 cents and 3.1 cents per kWh, respectively. Estimates of Edison's future Avoided Cost of Energy vary substantially from year to year.

The Vulcan Project contracts to sell electricity to Edison under a 30-year SO4 Agreement that commenced on February 10, 1986. The Vulcan Project has a contract capacity and contract nameplate of 29.5 MW and 34 MW, respectively. The annual capacity and bonus payments are approximately $5.5 million.

The Hoch (Del Ranch) Project contracts to sell electricity to Edison under a 30-year SO4 Agreement that commenced on January 2, 1989. The contract capacity and contract nameplate are 34 MW and 38 MW, respectively. The annual capacity and bonus payments are approximately $7.9 million.

The Elmore Project contracts to sell electricity to Edison under a 30-year SO4 Agreement that commenced on January 1, 1989. The contract capacity and contract nameplate are 34 MW and 38 MW, respectively. The annual capacity and bonus payments are approximately $7.9 million.

The Leathers Project contracts to sell electricity to Edison pursuant to a 30-year SO4 Agreement that commenced on January 1, 1990. The contract capacity and contract nameplate are 34 MW and 38 MW, respectively. The annual capacity and bonus payments are approximately $7.5 million. The fixed price period for energy payments expired on December 31, 1999. Thereafter, the energy payment was based on Edison's Avoided Cost of Energy.

The Salton Sea I Project contracts to sell electricity to Edison pursuant to a 30-year negotiated power purchase agreement that commenced on July 1, 1987, as amended (the "Salton Sea I PPA"). The contract capacity and contract nameplate are each 10 MW. The capacity payment is based on the firm capacity price, which adjusts quarterly based on a basket of energy indices for the term of the Salton Sea I PPA is currently $154.45 per kW-year. The capacity payment is approximately $1.1 million per annum. The energy payment is calculated using a Base Price (defined as the initial value of the energy payment (4.7 cents per kWh for the second quarter of 1992)), which is subject to quarterly adjustments based on a basket of indices. The time period weighted average energy payment for Salton Sea I was 5.9 cents per kWh during 2001. As the Salton Sea I PPA is not an SO4 Agreement, the energy payments do not revert to Edison's Avoided Cost of Energy.

The Salton Sea II Project contracts to sell electricity to Edison pursuant to a 30-year modified SO4 Agreement that commenced on April 5, 1990. The contract capacity and contract nameplate are 15 MW (16.5 MW during on-peak periods) and 20 MW, respectively. The price for contract capacity and contract capacity bonus payments is fixed for the life of the modified SO4 Agreement. The annual capacity and bonus payments are approximately $3.3 million. The energy payments for the first ten-year period, which period expired on April 4, 2000, were levelized at a time period weighted average of 10.6 cents per kWh. Thereafter, the monthly energy payment was based on Edison's Avoided Cost of Energy. Edison is entitled to receive, at no cost, 5% of all energy delivered in excess of 80% of contract capacity through September 30, 2004.

The Salton Sea III Project contracts to sell electricity to Edison pursuant to a 30-year modified SO4 Agreement that commenced on February 13, 1989. The contract capacity and the contract nameplate are 47.5 MW and 49.8 MW, respectively. The price for contract capacity payments and capacity bonus payments is fixed at $175/kW per year. The annual capacity and bonus payments are approximately $9.7 million. The energy payments for the first ten-year period, which period expired on February 12, 1999, were levelized at a time period weighted average of 9.8 cents per kWh. Thereafter, the energy payment was based on Edison's Avoided Cost of Energy.

The Salton Sea IV Project contracts to sell electricity to Edison pursuant to a modified SO4 Agreement which provides for contract capacity payments on 34 MW of capacity at two different rates based on the respective contract capacities deemed attributable to the original Salton Sea I PPA option (20 MW) and to the original Salton Sea IV SO4 Agreement ("Fish Lake PPA") (14 MW). The capacity payment price for the 20 MW portion adjusts quarterly based upon specified indices and the capacity payment price for the 14 MW portion is a fixed levelized rate. The capacity and bonus payments in 2001 were approximately $5.7 million. The energy payment (for deliveries up to a rate of 39.6 MW) is at a fixed price for 55.6% of the total energy delivered by Salton Sea IV and is based on an energy payment schedule for 44.4% of the total energy delivered by Salton Sea IV. The contract has a 30-year term but Edison is not required to purchase the 20 MW of capacity and energy originally attributable to the Salton Sea I PPA option after September 30, 2017, the original termination date of the Salton Sea I PPA.

The Turbo Project, which commenced commercial operation in the third quarter of 2000, sells its output through market transactions. The Turbo Project may sell its output pursuant to a power purchase agreement with a zinc facility, which is owned by a subsidiary of MidAmerican and is expected to commence commercial operations in 2002. See Note 12.

The Salton Sea V Project, which commenced operations in the third quarter of 2000, will sell approximately 23MW of its net output pursuant to a power purchase agreement with a zinc facility, which is owned by a subsidiary of MidAmerican and is expected to commence commercial operations in 2002. The
Salton Sea V Project sells its remaining output through other market transactions. See Note 12.

The  Imperial  Valley  Projects  other  than the  Salton  Sea I Project  receive transmission service from the Imperial Irrigation District to deliver electricity to Edison near Mirage, California. These projects pay a rate based on the Imperial Irrigation District's cost of service, which was $1.68 per month per kilowatt of service provided for 2001 and recalculated annually. The transmission service and interconnection agreements expire in 2015 for the Partnership Projects, 2019 for the Salton Sea III Project, 2020 for the Salton Sea II Project and 2026 for the Salton Sea IV Project. The Salton Sea V and the Turbo Projects have entered into 30-year agreements with similar terms with the Imperial Irrigation District. The Salton Sea I Project delivers energy to Edison at the project site and has no transmission service agreement with the Imperial Irrigation District.

ROYALTIES--Royalty expense for the years ended December 31, 2001, 2000 and 1999, which is included in plant operations in the consolidated statements of operations, comprise the following (in thousands):

                                           2001            2000            1999
                                         -------         -------         -------
Vulcan .........................         $   918         $   709         $   423
Leathers .......................           1,645           1,367           3,361
Elmore .........................           1,277           1,026             520
Del Ranch ......................           1,445           1,323             856
Turbo ..........................             123             187              --
Salton Sea I & II ..............             668             836             827
Salton Sea III .................           1,391           1,523           1,673
Salton Sea IV ..................           2,309           2,618           2,569
Salton Sea V ...................             796           1,014              --
                                         -------         -------         -------
Total ..........................         $10,572         $10,603         $10,229
                                         =======         =======         =======

The Imperial Valley Projects obtain their geothermal resource rights from Magma Power Company and Magma Land Company I, wholly-owned subsidiaries of the Company.

The Partnership Projects pay royalties based on both energy revenues and total electricity revenues. Del Ranch and Leathers pay royalties of approximately 5% of energy revenues and 1% of total electricity revenue. Elmore pays royalties of approximately 5% of energy revenues. Vulcan pays royalties of approximately 4.167% of energy revenues.

The Salton Sea Project's weighted average royalty expense in 2001, 2000 and 1999 was approximately 6.0%, 6.1%, and 6.2%, respectively. The royalties are paid to numerous recipients based on varying percentages of electrical or steam production multiplied by published indices.

GAS PROJECTS--The Saranac Project sells electricity to NYSEG pursuant to a 15 year negotiated power purchase agreement (the Saranac PPA), which provides for capacity and energy payments. Capacity payments, which in 2001 total 2.57 cents per kWh, are received for electricity produced during "peak hours" as defined in the Saranac PPA and escalate at approximately 4.1% annually for the remaining term of the contract. Energy payments, which averaged 7.53 cents per kWh in 2001, escalate at approximately 4.4% annually for the remaining term of the Saranac PPA. The Saranac PPA expires in June of 2009. The Saranac Project sells steam to Georgia-Pacific and Tenneco Packaging under long-term steam sales agreements. CE Generation believes that these agreements will enable the Saranac Project to sell the minimum annual quantity of steam necessary for the Saranac Project to maintain its qualifying facility status under PURPA for the term of the Saranac PPA.

The Saranac Project purchases natural gas from Coral Energy under a 15-year gas supply agreement that expires in 2009. The price was $3.12 per MMBtu at December 2001 and escalates at the rate of 4% per year. Coral Energy delivers the gas to the pipeline owned by the Saranac Project's subsidiary, North Country Gas Pipeline, which transports the gas to the Saranac Project.

The Power Resources Project sells electricity to TXU pursuant to a 15 year negotiated power purchase agreement ("the Power Resources PPA"), which provides for capacity and energy payments. Capacity payments and energy payments, which in 2001 are $3.5 million per month and 3.4 cents per kWh, respectively, escalate at 3.5% annually for the remaining term of the Power Resources PPA. The Power Resources PPA expires in September 2003. The Power Resources Project sells steam to Fina Oil and Chemical under a 15-year agreement. Power Resources has agreed to supply Fina with up to 150,000 pounds per hour of steam. As long as the Power Resources Project meets its supply obligations, Fina is required to purchase at least the minimum amount of steam per year required to allow the Power Resources Project to maintain its qualifying facility status under PURPA.

Fina Oil and Chemical supplies 3,600 MMBtu of refinery fuel gas to the Power Resources project under an agreement that expires in 2003. The delivery point is at the Power Resources Project. The price was $2.96 per MMBtu in 2001 and escalates at 2% per year. Louis Dreyfus Natural Gas Corporation ("Louis Dreyfus") also supplies natural gas for the Power Resources Project under a gas supply agreement that expires in 2003. The price for the first 31,200 MMBtu per day under the agreement was $2.48 per MMBtu in 2001 and escalates incrementally to $2.57 per MMBtu in 2003. The price for the second 3,000 MMBtu per day under the agreement is set at the West

Texas spot price plus $.05 per MMBtu. Additional gas may be purchased under the agreement at prices that are negotiated with Louis Dreyfus. Louis Dreyfus delivers the gas to Westar Transmission System, which transports the gas for Power Resources to the project at a rate of $.06 to $.12 per MMBtu depending upon the point of entry into the Westar Transmission system.

The Saranac and Power Resources Projects each delivers energy to its respective power purchaser at or near the site of its project and does not utilize transmission service provided by any other party. The facilities to interconnect each of these projects to the system of the power purchaser were constructed under the terms of its power purchase agreement.

The Yuma Project sells electricity to San Diego Gas & Electric Company ("SDG&E") under an existing 30-year power purchase contract commencing in May 1994. The energy is sold at SDG&E's Avoided Cost of Energy and the capacity is sold to SDG&E at a fixed price for the life of the power purchase contract. The annual capacity payments are approximately $8.4 million. The power is wheeled to SDG&E over transmission lines constructed and owned by Arizona Public Service Company ("APS"). The Yuma Project sells steam to Queen Carpet, Inc. pursuant to an agreement that expires on May 1, 2024. Queen Carpet is required to take a minimum of 126,900 MMBtus of steam per year, which is sufficient to permit the Yuma Project to maintain its qualifying facility status under the PURPA.

The Yuma Project purchases natural gas from Southwest Gas Corporation. The Yuma Project is entitled to direct Southwest Gas to purchase gas from any of several gas supply basins and transport it to the project. The Yuma Project pays a price based on the applicable index for the relevant basin. The agreement may be terminated by either party commencing in 2002, in which case Southwest Gas would be required to provide gas transportation service under its transportation tariff to the Yuma Project.

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

The Power Resources Project has project financing debt with a consortium of banks with interest and principal due quarterly over a 15-year period, beginning March 31, 1989. The original principal carried a variable interest rate based on the London Interbank Offer Rate ("LIBOR") with a .85% interest margin through the 5th anniversary of the loan, a 1.00% interest margin from the 5th anniversary through the 12th anniversary of the loan and a 1.25% interest margin from the 12th anniversary through the end of the loan. The loan is collateralized by an assignment of all revenues received by the Power Resources Project, a lien on substantially all of its real and personal property and a pledge of its capital stock.

Scheduled maturities of project financing debt for the year ending December 31 are as follows (in thousands):


     2002      $20,312
     2003       21,742
               -------

     Total     $42,054
               =======


Under the Power Resources Project's term loan agreement, certain covenants and conditions must be met before cash distributions can be made, the most significant of which is the maintenance of a historical quarterly debt service coverage ratio of at least 1.20:1.00 in order to permit all available cash to be distributed. The Power Resource Project was in compliance with these requirements at December 31, 2001.

Effective June 5, 1989, the Power Resource Project entered into an interest rate swap agreement with the lender as a means of hedging floating interest rate exposure related to its 15-year term loan. The swap agreement was for initial notional amounts of $55.0 million and $110.0 million, declining in correspondence with the principal balances, and effectively fixed the interest rates at 9.385% and 9.625%, respectively, excluding the interest margin. The swap agreements are settled in cash based on the difference between a fixed and floating (index based) price for the underlying debt. The notional values of these financial instruments were $42.1 million and $60.2 million at December 31, 2001 and 2000, respectively. The Power Resource Project would be exposed to credit loss in the event of nonperformance by the lender under the interest rate swap agreement. However, the Power Resource Project does not anticipate nonperformance by the lender. The fair value of the swap as of December 31, 2001 is $3.1 million and is included in accrued liabilities in the balance sheet.

The interest rate can be increased by payments under a Compensation Agreement included in the Power Resources' Project term loan. The Compensation Agreement, which entitles two of the term lenders to receive quarterly payments equivalent to a percentage of the Power Resources Project's discretionary cash flow (DCF) as separately defined in the agreement, became effective for a 13-year period ending December 31, 2003. Under certain conditions relating to the amount of the Power Resources Project cash flow and the restrictions on cash distributions, the Power Resource Project has the option to replace the payment obligation in a quarter with a payment to be calculated in a future quarter and added to the end of the initial term of the agreement. The Compensation Agreement entitles the lenders to payments totaling 10% of DCF for the first ten years, 7.5% of DCF for the next three years and 10% of DCF for each quarter added to the initial term of the agreement. The Power Resource Project recorded additional interest expense of $1.1 million, $1.2 million, and $.6 million for the years ended December 31, 2001, 2000, and 1999, respectively, related to amounts owed under the Compensation Agreement.

In October 1994, Saranac Power Partners signed a 14-year note payable agreement with a lender for an initial principal amount of $204.6 million. Under the terms of the note payable agreement, interest rate alternatives include an option to use a Eurodollar rate or the lender's base rate. Each option includes an interest margin in addition to the applicable rate selected. The selected interest rate plus interest margin at December 31, 2001, 2000, and 1999 was 3.71625%, 7.5238%, and 6.5088%, respectively.

Maturities of the note payable at December 31, 2001 are as follows (in thousands):

     2002           $ 15,552
     2003             18,826
     2004             22,100
     2005             26,193
     2006             31,104
     Thereafter       43,177
                    --------
     Total          $156,952
                    ========

The note agreements are collateralized by all of the Saranac Partnership's assets. The Saranac Partnership is restricted by the terms of the note payable agreement from making distributions or withdrawing any capital accounts with the consent of the lender. Under the terms of the note payable agreement, distributions may be made to the partners in accordance with the terms of the Saranac Partnership Agreement. The note payable agreement also requires the Saranac Partnership to maintain certain covenants. The Saranac Partnership was in compliance with these requirements at December 31, 2001.

Effective October 7, 1994, the Saranac Partnership entered into an interest rate swap agreement with the lender as a means of hedging floating interest rate exposure related to its 14-year note payable. The swap agreement was an initial notional amount of $204.6 million and effectively fixes the interest rate at 8.185%, which increased to 8.31% in October 2001 and will increase to 8.56% in October 2005. The Saranac Partnership is exposed to credit loss in the event of nonperformance by the lender under the interest rate swap agreement. However, the Saranac Partnership does not anticipate nonperformance by the lender. The fair value of the swap as of December 31, 2001 is $13.2 million and is included in accrued liabilities in the balance sheet.

The Saranac Partnership has issued an irrevocable letter of credit to its gas supplier in the amount of $14.2 million. The Saranac Partnership has approximately $6.3 million available in additional unissued letters of credit.

Annual fees related to these letters of credit are calculated as 1.75% of the issued balance and 0.5% of the unissued balance.

6.     SALTON SEA NOTES AND BONDS

The Salton Sea Funding Corporation (the "Funding Corporation"), a wholly-owned indirect subsidiary of CE Generation, has issued debt securities as follows (in thousands):

                   SENIOR         FINAL
                   SECURED       MATURITY                       DECEMBER 31,
ISSUED DATE        SERIES         DATE            RATE       2001        2000
-----------        -------       --------         ----     --------    --------
July 21, 1995      B Bonds    May 30, 2005        7.37%    $ 79,360    $100,736

July 21, 1995      C Bonds    May 30, 2010        7.84      109,250     109,250

June 20, 1996      E Bonds    May 30, 2011        8.30       47,922      48,922

October 13, 1998   F Bonds    November 30, 2018   7.48      283,718     285,000
                                                           --------    --------

                                                           $520,250    $543,908
                                                           ========    ========

Principal and interest payments are made in semi-annual installments. The Salton Sea Notes and Bonds are non-recourse to CE Generation.

The net revenues, equity distributions and royalties from the Partnership Projects are used to pay principal and interest payments on outstanding senior secured bonds issued by Funding Corporation, the final series of which is scheduled to mature in November 2018. Funding Corporation debt is guaranteed by certain subsidiaries of Magma and secured by the capital stock of CE Generation. The proceeds of Funding Corporation debt were loaned by Funding Corporation pursuant to loan agreements and notes (the "Imperial Valley Project Loans") to certain subsidiaries of Magma and used for construction of certain Imperial Valley Projects, refinancing of certain indebtedness and other purposes. Debt service on the Imperial Valley Project Loans is used to repay debt service on Funding Corporation debt. The Imperial Valley Project Loans and the guarantees of Funding Corporation debt are secured by substantially all of the assets of the guarantors, including the Imperial Valley Projects, and by the equity interests in the guarantors.

On October 13, 1998, Funding Corporation completed a sale to institutional investors of $285 million aggregate amount of 7.475% Senior Secured Series F Bonds due November 30, 2018. A portion of the proceeds are being used to fund the cost of construction of, and was advanced to, the Zinc Recovery Project, which is indirectly 100% owned by Salton Sea Minerals Corp., a MEHC affiliate not owned by CE Generation. The direct and indirect owners of the Zinc Facility (the "Zinc Guarantors", which include Salton Sea Minerals Corp. and Minerals
LLC) are among the guarantors of the Funding Corporation debt. In connection with the divestiture, MEHC guaranteed the payment by the Zinc Guarantors of a specified portion of the scheduled debt service on the Imperial Valley Project Loans, including the current principal amount of approximately $139.9 million, which is included in note receivable to related party in the accompanied consolidated balance sheet and associated interest.

Pursuant to a depository agreement, Funding Corporation established a debt service reserve fund in the form of a letter of credit in the amount of $67.6 million from which scheduled interest and principal payments could have been made. As a result of the uncertainties related to Edison, the letter of credit that supports the debt service reserve fund at Salton Sea Funding Corporation has not been not renewed, and as such cash distributions are not available to CE Generation until the Salton Sea Funding Corporation debt service reserve fund of approximately $67.6 million, has been funded or the letter of credit has been renewed or replaced.
                                     -37-

Annual repayments of the Salton Sea Notes and Bonds for the years ending December 31 are as follows (in thousands):

     2002           $ 28,572
     2003             28,086
     2004             30,588
     2005             30,375
     2006             27,744
     Thereafter      374,885
                    --------
                    $520,250
                    ========

CE Generation's ability to obtain distributions from its investment in the Salton Sea Projects and Partnership Projects is subject to the following conditions:


     * the depositary accounts for the Salton Sea Notes and Bonds must be fully funded;

     * there cannot have occurred and be continuing any default or event of default under the Salton Sea Notes and Bonds;

     * the historical debt service coverage ratio of Funding Corporation for the prior four fiscal quarters must be at least 1.4 to 1.0, if the distribution occurs prior to 2000, or 1.5 to 1.0, if the distribution occurs during or after 2000; and

     * there must be sufficient geothermal resources to operate the Salton Sea Projects at their required levels.

On July 21, 1995, Funding Corporation obtained a $15 million seven-year revolving credit agreement between Credit Suisse as bank and agent and other lenders. Interest rate is at the Adjusted Base Rate plus .375% or at the LIBOR rate plus 100 basis points. On May 26, 2000 the Funding Corporation borrowed $15 million under its revolving credit agreement. The loan was repaid in two installments, $5 million on July 26, 2000 and $10 million on August 28, 2000. There were no borrowings during the year ended December 31, 2001.

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

CE Generation has issued a debt service reserve letter of credit in the amount of $24.3 million.

Annual repayments of the Senior Secured Bonds for the years ending December 31 are as follows (in thousands):

     2002           $ 20,600
     2003             18,000
     2004             14,600
     2005             14,800
     2006             19,200
     Thereafter      289,800
                    --------
                    $377,000
                    ========

8.     EXTRAORDINARY ITEM

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

9.     COMMITMENTS AND CONTINGENCIES

A.  SOUTHERN CALIFORNIA EDISON AND THE CALIFORNIA POWER EXCHANGE

Edison, a wholly-owned subsidiary of Edison International, is a public utility primarily engaged in the business of supplying electric energy to retail customers in Central and Southern California, excluding Los Angeles. CE Generation is aware that there have been public announcements that Edison's financial condition deteriorated as a result of reduced liquidity. Following Edison's recent financing, Edison's senior unsecured debt obligations were upgraded to Ba3 by Moody's and BB by S&P.

Edison  failed to pay  approximately  $119 million due under the Power  Purchase
Agreements for power delivered in November and December 2000 and January, February and March 2001, although the Power Purchase Agreements provide for billing and payment on a schedule where payments would have normally been received in early January, February, March, April and May 2001.

On February 21, 2001, the Imperial Valley Projects (excluding the Salton Sea V and Turbo Projects) filed a lawsuit against Edison in California's Imperial County Superior Court seeking a court order requiring Edison to make the required payments under the Power Purchase Agreements. The lawsuit also requested, among other things, that the court order permit the Imperial Valley Projects (excluding the Salton Sea V and Turbo Projects) to suspend deliveries of power to Edison and to permit the Imperial Valley Projects to sell such power to other purchasers in California.

On March 22, 2001, the Superior Court granted the Imperial Valley Projects' (excluding the Salton Sea V and Turbo Projects) Motion for Summary Adjudication and a Declaratory Judgment ordering that: 1) under the Power Purchase Agreements, the Imperial Valley Projects (excluding the Salton Sea V and Turbo Projects) have the right to temporarily suspend deliveries of capacity and energy to Edison, 2) the Imperial Valley Projects (excluding the Salton Sea V and Turbo Projects) are entitled to resell the energy and capacity to other purchasers and 3) the interim suspension of deliveries to Edison shall not in any respect result in the modifications or termination of the Power Purchase Agreements and the Power Purchase Agreements shall in all respects continue in full force and effect other than the temporary suspension of deliveries to Edison.

As a result of the March 22, 2001 Declaratory Judgment, the Imperial Valley Projects (excluding the Salton Sea V and Turbo Projects) suspended deliveries of energy to Edison and entered into a transaction agreement with El Paso Merchant Energy, L.P. ("EPME") in which the Imperial Valley Projects' (excluding the Salton Sea V and Turbo

Projects) available power was sold to EPME based on percentages of the Dow Jones SP-15 Index. On June 18, 2001 the Superior Court prospectively vacated its order authorizing the Imperial Valley Projects' (excluding the Salton Sea V and Turbo Projects) right to resell power pursuant to the Declaratory Judgment.

On June 20, 2001, the Imperial Valley Projects (excluding the Salton Sea V and Turbo Projects) entered into Agreements Addressing Renewable Energy Pricing and Payment Issues with Edison ("Settlement Agreements") and, as a result, resumed power sales to Edison on June 22, 2001. The Settlement Agreements required that Edison make an initial payment to repay the past due balances under the Power Purchase Agreements (the "stipulated amounts"). The initial payment of approximately $11.6 million, which represented 10% of the stipulated amounts, was received June 22, 2001. On October 2, 2001, the California Public Utilities Commission ("CPUC") announced an agreement with Edison that allowed Edison to recover in retail electric rates its past-due obligations. On November 30, 2001, the Settlement Agreements were amended to reflect when Edison would be required to make the final payment on past due amounts. On March 1, 2002, Edison obtained $1.8 billion in secured financing that, when combined with cash in hand, enabled Edison to pay off its past-due debts. The final payment, of approximately $104.6 representing the remaining stipulated amounts, was received March 1, 2002. In addition to these payments, Edison was required to make monthly interest payments calculated at a rate of 7% per annum on the outstanding stipulated amounts. The amended Settlement Agreements provide a revised energy pricing structure, whereby Edison elects to pay the Imperial Valley Projects (excluding the Salton Sea V and Turbo Projects) a fixed energy price in lieu of the Commission-approved Avoided Cost of Energy Methodology under the Power Purchase Agreements. The fixed energy price is 3.25 cents/kWh from December 1, 2001 through April 30, 2002 and 5.37 cents/kWh commencing May 1, 2002 for a five-year period. Following the five-year period, the energy payments revert back to the Commission-approved Avoided Cost of Energy Methodology under the Power Purchase Agreements. Estimates of Edison's future Avoided Cost of Energy vary substantially from year to year.

As a result of Edison's failure to make the payments due under the Power Purchase Agreements and the downgrades of Edison's credit ratings, Moody's downgraded the ratings for the Salton Sea Funding Corporation (the "Funding Corporation") Securities to Caa2 (negative outlook) and S&P downgraded the ratings for the Funding Corporation Securities to BBB- and placed the Securities on "credit watch negative". Moody's downgraded the ratings for the CE Generation Securities to B1 from Baa3 (review for possible downgrade). Following the execution of the Settlement Agreements, Moody's placed the Salton Sea Funding and CE Generation securities on "credit watch positive". The Funding Corporation Securities are currently rated Ba3 by Moody's and BBB- by S&P. CE Generation Securities are currently rated Ba2 by Moody's and BBB- by S&P.

As a result of the uncertainties related to Edison, the letter of credit that supports the debt service reserve fund at Salton Sea Funding Corporation has not been extended beyond its current July 2004 expiration date, and as such cash distributions are not available to CE Generation until the Salton Sea Funding Corporation debt service reserve fund of approximately $67.6 million, has been funded or the letter of credit has been extended beyond its July 2004 expiration date or replaced.

In January 2001, the California Power Exchange ("PX") declared bankruptcy. As a result, the Salton Sea V and Turbo Projects have not received payment for power sold under the Transaction Agreements during December 2000 and January 2001 of approximately $3.8 million.

The Imperial Valley Projects (excluding the Salton Sea V and Turbo Projects) are contractually entitled to receive payments under the Power Purchase Agreements and Settlements Agreements. However, due to the uncertainties associated with Edison's financial condition and failure to pay contractual obligations at December 31, 2001, along with the bankruptcy of the PX, CE Generation established an allowance for doubtful accounts of approximately $24.8 million at December 2001. The allowance for doubtful accounts has been recorded as a reduction of net sales in the statement of operations.

B.  SOUTHERN CALIFORNIA EDISON - CAPACITY BONUS PAYMENT

Edison has failed to pay approximately $1.3 million of capacity bonus payments for the months of October, November and December 2001. On December 10, 2001 the Imperial Valley Projects filed a lawsuit against Edison in California's Imperial County Superior Court seeking a court order requiring Edison to make the required capacity bonus payments under the Power Purchase Agreements. The Project entities will vigorously pursue collection of the capacity bonus payments.

C.  NYSEG

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

On August 7, 1997, NYSEG filed a complaint in the U.S. District Court for the Northern District of New York against the FERC, the PSC (and the Chairman,
Deputy Chairman and the Commissioners of the PSC as individuals in their official capacity), the Saranac Partnership and Lockport Energy Associates, L.P. ("Lockport") concerning the power purchase agreements that NYSEG entered into with Saranac Partners and Lockport. NYSEG's suit asserts that the PSC and the FERC improperly implemented PURPA in authorizing the pricing terms that NYSEG, the Saranac Partnership and Lockport agreed to in those contracts. The action raises similar legal arguments to those rejected by the FERC in its April and July 1995 orders. NYSEG in addition asks for retroactive reformation of the contracts as of the date of commercial operation and seeks a refund of $281 million from the Saranac Partnership. The Saranac Partnership and other parties have filed motions to dismiss and oral arguments on those motions were heard on March 2, 1998 and again on March 3, 1999. On September 30, 2000 the District Court granted the motions to dismiss. NYSEG filed a Notice of Appeal on October 25, 2000 appealing the decision to the United States Court of Appeals for the Second Circuit. On October 5, 2001, the Court of Appeals upheld the decision of the District Court in all material respects. NYSEG did not appeal the decision of the Court of Appeals.

D.  OTHER COMMITMENTS

Power Resources has contracted to purchase natural gas for its cogeneration facility under two separate agreements, an 8-year agreement for up to 40,000 MMBTU per day which expires in December 2003 and a 15-year agreement for 3,600 MMBTU per day which expires in June 2003. These agreements include annual price adjustments, and the 15-year agreement includes a provision, which allows the seller to terminate the agreement with a two-year written notice. As of December 31, 2001, the seller had not elected to terminate this agreement; therefore, the minimum volumes under the 15-year and 8-year agreements for the years ending December 31, are included in the future minimum payments under these contracts as follows (in thousands):


     2002      $24,285
     2003       24,854
               -------
     Total     $49,139
               =======

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

Saranac has a contract to purchase natural gas from a third party, for its cogeneration facility for a period of 15 years for an amount up to 51,000 MMBTU's per day. The price for such deliveries is a stated rate, escalated annually at a rate of 4%. The minimum volumes under the agreement for the years ending December 31 are included in the future minimum payments under the contract as follows (in thousands):

     2002           $ 60,935
     2003             63,373
     2004             66,088
     2005             68,544
     2006             71,286
     Thereafter      204,260
                    --------
     Total          $534,486
                    ========

The Salton Sea V Project is obligated to supply the electricity demands of the Zinc Recovery Project at the price available to Salton Sea V less the wheeling costs. Salton Sea V Project, which commenced operations in the third quarter of 2000, will sell approximately one-third of its net output to the Zinc Recovery Project, which is owned by a subsidiary of MidAmerican and is expected to commence operations in 2002. The remainder of the Salton Sea V Project output is sold through other market transactions.

E.  ENVIRONMENTAL

The Company is subject to numerous legislative and regulatory environmental protection requirements involving air and water pollution, waste management, hazardous chemical use, noise abatement, and land use aesthetics.

State and federal environmental laws and regulations currently have, and future modifications may have, the effect of (i) increasing the lead time for the construction of new facilities, (ii) significantly increasing the total cost of new facilities, (iii) requiring modification of the Company's existing facilities,  (iv)  increasing the risk of delay on  construction  projects,  (v)
increasing the Company's cost of waste disposal and (vi) reducing the reliability of service provided by the Company and the amount of energy available from the Company's facilities. Any of such items could have a substantial impact on amounts required to be expended by the Company in the future. Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other social and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating sites, other companies' clean-up experience and data released by the Environmental Protection Agency or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new circumstances, and are included in the accompanying balance sheets at their undiscounted amounts. As of December 31, 2001 and 2000, the environmental liabilities recorded on the balance sheet were $4.2 million and $6.2 million.

10.     INCOME TAXES

Provision for income tax is comprised of the following at December 31 (in thousands):


                                  2001      2000        1999
                               --------   --------   --------
Current:
State .......................  $  4,749   $  2,758   $  6,841
Federal .....................    20,412     15,296     24,903
                               --------   --------   --------

                                 25,161     18,054     31,744
                               --------   --------   --------

Deferred:
State .......................      (385)     3,284     (3,915)
Federal .....................     3,762         64      3,083
                               --------   --------   --------

                                  3,377      3,348       (832)
                               --------   --------   --------
Total .......................  $ 28,538   $ 21,402   $ 30,912
                               ========   ========   ========

A reconciliation of the federal statutory tax rate to the effective tax rate applicable to income before provision for income taxes follows:

                                                      2001      2000      1999
                                                      ----      ----      ----

Federal statutory rate ...........................    35.0%     35.0%     35.0%
Percentage depletion .............................    (5.9)     (4.8)     (6.0)
Investment and energy tax credits ................    (1.7)     (13.0)    (1.4)
Goodwill amortization ............................     2.8       3.0       3.7
State taxes, net of federal benefit ..............     2.4       3.6       2.0
Minority interest ................................    (4.6)     (4.9)       --
Other items, net .................................    (3.9)      0.5        --
                                                      ----      ----      ----
Effective tax rate ...............................    24.1%     19.4%     33.3%
                                                      ====      ====      ====

Income tax expense is only provided for the taxable earnings of the Company, including its partnership interests. No provision for income taxes is provided in the accompanying consolidated financial statements for the minority interests share of the partnership earnings.


Deferred tax liabilities (assets) are comprised of the following at December 31 (in thousands):

                                                           2001          2000
                                                        ---------     ----------
Liabilities:
Properties, plant, contracts and equipment .........    $ 260,444     $ 261,327
Other ..............................................        3,048         2,329
                                                        ---------     ---------
                                                          263,492       263,656
Assets:
Accruals not currently deductible for tax purposes .      (16,931)       (4,512)
General business tax credits .......................       (8,679)      (15,501)
Other ..............................................           --        (1,584)
                                                        ---------     ---------
                                                          (25,610)      (21,597)
                                                        ---------     ---------
Net deferred tax liability .........................    $ 237,882     $ 242,059
                                                        =========     =========

11.     FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique. Therefore, the fair value estimates presented herein are not necessarily indicative of the amounts, which CE Generation could realize in a current transaction.

The fair value of the note receivable from related party is estimated based on the quoted market price of the corresponding debt issue.

The fair value of all debt issues listed on exchanges, including the note receivable from related party which is based on a debt issue listed on an exchange, has been estimated based on the quoted market prices. The project loans are estimated to have a fair value equal to the carrying values.

The carrying amounts in the table below are included in the consolidated balance sheets under the indicated captions (in thousands):

                                            2001                  2000
                                               ESTIMATED             ESTIMATED
                                     CARRYING    FAIR      CARRYING    FAIR
                                      VALUE      VALUE       VALUE     VALUE
                                     --------   --------   --------   --------
Financial Assets:
Note receivable from related party   $139,896   $121,294   $140,528   $116,947

Financial Liabilities:
Project loans ....................    199,020    199,020    230,221    230,221
Salton Sea notes and bonds .......    520,250    478,809    543,908    468,752
Interest rate swaps ..............     16,300     16,300         --     12,309
Senior secured bonds .............    377,000    321,325    389,600    338,952


12.     RELATED PARTY TRANSACTIONS

MEHC provides certain administrative and management services to CE Generation, and MEHC's executive, financial, legal, tax and other corporate staff departments perform certain services for CE Generation. Expenses incurred by MEHC and allocated to CE Generation are estimated based on the individual services and expense items provided. Allocated expenses totaled approximately $3.4 million, $2.5 million, $2.3 million for each of 2001, 2000 and 1999, respectively, and are included in General and Administrative expenses.

The Company participates in multi-employer pension plans sponsored by MEHC. The Company's contributions to the various plans was approximately $1.6 million and $1.2 million in 2001and 2000, respectively.

On May 26, 2000, CE Generation issued a $6.5 million 10% note due June 15, 2005, in favor of MidAmerican and a $6.5 million 10% note due June 15, 2005 in favor of EPME Company. The notes were repaid on October 16, 2000.

On June 9, 2000, Salton Sea Power L.L.C. ("Salton Sea Power") entered into an agreement to sell all available power from the Salton Sea V Project to EPME. Under the terms of the agreement commencing on July 1, 2000 and ending on September 30, 2000, EPME purchased up to 25 MW of available power for $53 per MWh, together with any premiums related to such power. EPME also marketed any available power, which exceeded 25 MW on behalf of Salton Sea Power.

On September 29, 2000, Salton Sea Power and CE Turbo LLC ("CE Turbo") entered into an agreement to sell all available power from the Salton Sea V Project and Turbo Project to EPME. Under the terms of the agreement, EPME purchased and sold available power on behalf of Salton Sea Power, into the California ISO markets. The purchase price for the available power shall be equivalent to the value actually received by EPME for the sale of such power, including renewable premiums.

On January 17, 2001, Salton Sea Power and CE Turbo CE Project entered into a Transaction Agreement to sell available power from the Salton Sea V Project and Turbo Project to EPME. Under the terms of the agreement, at the option of Salton Sea Power and CE Turbo, EPME purchased all available power from the Salton Sea V Project and Turbo Project based on day ahead price quotes received from EPME.

On March 27, 2001 and May 1, 2001, Imperial Valley Projects entered into a Transaction Agreement to sell available power to EPME based on percentages of the Dow Jones SP-15 Index. On June 28, 2001, the Imperial Valley

Projects (excluding the Salton Sea V Project and Turbo Project) ceased selling available power to EPME and resumed power sales to Edison.

Pursuant to these agreements, sales to EPME from the Company totaled $102.8 million, $19.5 and $0 million in 2001, 2000 and 1999, respectively. As of December 31, 2001 and 2000, accounts receivable from EPME were $11.8 million and $7.1 million, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS


EXECUTIVE OFFICER                         POSITION
-----------------                         --------

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

DOUGLAS L. ANDERSON, 44, Senior Vice President and General Counsel of MidAmerican, a Director and Vice President and General Counsel of CE Generation and each assigning subsidiary. Mr. Anderson joined MidAmerican in February 1993. From 1990 to 1993, Mr. Anderson was a business attorney with Fraser, Stryker, in Omaha. From 1987 through 1989, Mr. Anderson was a principal in the firm Anderson & Anderson. Prior to that, he was an attorney with Foster, Swift, Collins & Smith, P.C. in Lansing, Michigan.

BRIAN K. HANKEL, 39, Vice President and Treasurer of MidAmerican, CE Generation and each assigning subsidiary. Mr. Hankel joined MidAmerican in February 1992 as Treasury Analyst and served in that position to December 1995. Mr. Hankel was appointed Assistant Treasurer in January 1996 and was appointed Treasurer in January 1997. Prior to joining MidAmerican, Mr. Hankel was a Money Position Analyst at FirsTier Bank of Lincoln from 1988 to 1992 and Senior Credit Analyst at FirsTier from 1987 to 1988.

RICHARD P. JOHNSTON, 45, Vice President and Commercial Officer of CE Generation and Director of Operations for El Paso International. Mr. Johnston joined El Paso in 1997 and was assigned to the CE Generation management team at its founding in March of 1999. In his 21 years of experience in power generation engineering and management, Mr. Johnston has held positions directing Plant Operations and Maintenance, Asset Management and Project Development in both the Domestic and International Markets for ESI Energy, a Florida Power & Light subsidiary, from 1993 to 1997, and previously for The AES Corp., based in Arlington, VA, and Westinghouse, based in Orlando, FL. Mr. Johnston has extensive experience in hands-on management of the operations and maintenance of oil and gas-fired combustion turbines, coal, biomass, geothermal and solar independent power, including all aspects of construction management, mobilization and start-up.

JOSEPH M. LILLO, 32, Vice President and Controller of CE Generation and each assigning subsidiary. Mr. Lillo joined MidAmerican in November 1996, and served as manager of Financial Reporting and was promoted to Controller/IPP in March 1998. Mr. Lillo was promoted to Vice President and Controller in July 1999. Prior to joining MidAmerican, Mr. Lillo was a senior associate with Coopers & Lybrand LLP.

STEFAN BIRD, 35, Vice President, Project Development of MidAmerican and a director of CE Generation and each assigning subsidiary. Mr. Bird joined MidAmerican in January of 1998 as Project Development Manager and was promoted to Vice President, Project Development in August 1999. Prior to joining MidAmerican, Mr. Bird held various positions at Koch Industries from 1989 to 1997 including Director of Finance, Latin America for Koch Industries International in Mexico City; Director of Marketing and Risk Manager for Koch Power Services in Houston, Texas; Senior Financial Analyst for Koch International Financial Services in Fribourg, Switzerland;

Project Manager, Corporate Development for Koch Industries in Wichita, Kansas; and Project Engineer and Maintenance Planner for Koch Refining Company in St. Paul, Minnesota.

PATRICK J. GOODMAN, 35, Senior Vice President and Chief Financial Officer of MidAmerican and a director of CE Generation and each assigning subsidiary. Mr. Goodman joined MidAmerican in June 1995 and served as Manager of Consolidation Accounting until September 1996 when he was promoted to Controller. Mr. Goodman was promoted to Chief Financial Officer in April 1999. Prior to joining MidAmerican, Mr. Goodman was a financial manager for National Indemnity Co. from 1993 to 1995 and a certified public accountant at Coopers & Lybrand from 1989 to 1993.

LARRY KELLERMAN, 46, President of El Paso Power Services Company and a director of CE Generation. Mr. Kellerman joined El Paso in February 1998. Prior to joining El Paso, he was President of Citizens Power, where he initiated Citizens' activities in the power marketing field in 1988, when Citizens was the initial power marketer granted FERC authorization. From 1982 through 1988, Mr. Kellerman was General Manager of Power Marketing and Power Supply for Portland General Electric. From 1979 through 1982, Mr. Kellerman was Financial Analyst and Power Contract Negotiator with Southern California Edison, where he negotiated some of the first PURPA contracts in the nation.

JOHN L. HARRISON, 43, Senior Managing Director and Chief Financial Officer of El Paso Merchant Energy and a director of CE Generation. Mr. Harrison joined El Paso in June 1996. Prior to joining El Paso, Mr. Harrison was a partner with Coopers & Lybrand LLP for five years.

JOHN O'ROURKE, 47, Director. John J. O'Rourke has served as a member of the Management Committee since March 2001. Mr. O'Rourke has served as Managing
Director, Commercial Management for El Paso Merchant Energy since May 2000. Prior to becoming Managing Director for El Paso Merchant Energy, Mr. O'Rourke has held several other senior management positions in the energy business over the past 20 years with FPL Energy and Ebasco Services, Inc.

ITEM 11.     EXECUTIVE COMPENSATION

CE Generation's directors and executive officers receive no remuneration for serving in such capacities.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Fifty percent of CE Generation's interests are owned by MidAmerican and the other 50% are owned by EPME. There is no public trading market for CE Generation's membership interests. None of the directors or executive officers beneficially own any of the equity interests. MidAmerican's common stock is not publicly traded. EPME is owned indirectly by El Paso Corporation. El Paso Corporation's common stock is publicly traded on the New York Stock Exchange.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATIONSHIP WITH MIDAMERICAN AND EL PASO CORPORATION

CE Generation is 50% owned by MidAmerican and 50% owned by EPME. CE Generation's activities are restricted by the terms of the indenture for the securities to
(1) ownership of our subsidiaries and related activities, (2) acting as issuer of securities and other indebtedness as permitted under the indenture and related activities and (3) other activities which could not reasonably be expected to result in a material adverse effect so long as the rating agencies confirm that these activities will not result in a downgrade of their ratings of the securities. CE Generation and each of the assigning subsidiaries have been organized and are operated as legal entities separate and apart from MidAmerican, El Paso and their other affiliates, and, accordingly, the Company's assets and the assets of the assigning subsidiaries will not be generally available to satisfy the obligations of MidAmerican, El Paso or any of their other affiliates. However, the Company's and the assigning subsidiaries' unrestricted cash and other assets which are available for distribution may, subject to applicable law and the terms of our and the assigning subsidiaries' financing arrangements, be advanced, loaned, paid as dividends or otherwise distributed or contributed to MidAmerican, El Paso or their affiliates. The securities are non-recourse to MidAmerican and El Paso.

MidAmerican entered into an administrative services agreement with CE Generation and EPME entered into a power marketing services agreement and a fuel management services agreement with CE Generation. MidAmerican and EPME are reimbursed for the actual costs and expenses of performing their obligations under these agreements. These agreements each have an initial term of one year and then continue from year to year until terminated by either party.

CE Generation also entered into an agreement with MidAmerican and EPME to provide EPME with a right of first refusal for the Company to participate in the development of any future geothermal power projects or combined geothermal power and mineral recovery projects proposed by MidAmerican in the area of the geothermal reservoir that currently supplies geothermal resources to the Imperial Valley projects in return for the payment of a royalty to MidAmerican. If the Company elects not to participate, the agreement gives MidAmerican the right to develop the new project upon a showing that there are sufficient geothermal resources for both the new project and the Company's existing projects.

                                     PART IV


ITEM 14.     EXHIBITS, FINANCIAL STATEMENTS SCHEDULE AND REPORTS ON FORM 8-K

     (a)  Financial Statements and Schedules

          (i)  Financial Statements

               Financial Statements are included in Part II of this Form 10-K

          (ii) Financial Statement Schedules

               See Schedule II on page 51.

     (b)  Reports on Form 8-K

          Current   Report  dated  December  14,  2001  reporting  that  Moody's
          Investors Services Inc. upgraded the rating on the Company's senior secured debt to Ba3 from Caa2.

     (c)  Exhibits

          The exhibits listed on the accompanying Exhibit Index are filed as part of this Annual Report.

     (d) Financial statements required by Regulations S-X, which are excluded from the Annual Report by Rule 14a-3(b).

          Not  Applicable

SCHEDULE II

                               CE GENERATION, LLC
                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2001
                                 (in thousands)

     Column A                         Column B      Column C       Column D        Column E
     --------                         --------      --------       --------        --------
                                      Balance at    Additions                      Balance
                                      Beginning      Charged                       at End
                                       of Year      to Income      Deductions      of Year
                                       -------      ---------      ----------      -------
Allowance for doubtful accounts

     Year ended 2001                    $   --       $24,754        $    --        $24,754
                                        ======       =======        =======        =======

     Year ended 2000                    $   --       $    --        $    --        $    --
                                        ======       =======        =======        =======

     Year ended 1999                    $   --       $    --        $    --        $    --
                                        ======       =======        =======        =======


Reserves Not Deducted from Assets (1):

     Year ended 2001                    $9,102       $ 2,000        $(4,970)       $ 6,132
                                        ======       =======        =======        =======

     Year ended 2000                    $3,540       $ 8,150        $(2,588)       $ 9,102
                                        ======       =======        =======        ===-====

     Year ended 1999                    $  952       $ 2,588        $    --        $ 3,540
                                        ======       =======        =======        =======

     (1)  Reserves not deducted from assets include  estimated  liabilities  for
          litigation  and  environmental   compliance  at  the  Imperial  Valley
          Projects.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Omaha, State of Nebraska, on this 28th day of March, 2002.

                                  CE Generation LLC

                                  /s/ Douglas L. Anderson
                                  --------------------------------------------
                                  By:     Douglas L. Anderson
                                  Director, Vice President and General Counsel



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                                                      Date
         ---------                                                      ----


/s/ Douglas L. Anderson                                           March 28, 2002
-----------------------
Douglas L. Anderson
Director, Vice President and General Counsel
(Principal Executive Officer)

/s/ Joseph M. Lillo*                                              March 28, 2002
-------------------
Joseph M. Lillo
Vice President and Controller
(Principal Accounting Officer)

/s/ Stefan Bird*                                                  March 28, 2002
----------------
Stefan Bird
Director

/s/ Patrick J. Goodman*                                           March 28, 2002
----------------------
Patrick J. Goodman
Director

/s/ Larry Kellerman                                               March 28, 2002
-------------------
Larry Kellerman
Director

/s/ John L. Harrison                                              March 28, 2002
--------------------
John L. Harrison
Director

/s/ John O'Rourke                                                 March 28, 2002
-----------------
John O'Rourke
Director



*  By:  /s/ Douglas L. Anderson
        -----------------------
          Douglas L. Anderson
          Attorney-in-Fact

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