Form 10-Q
period 2002-03-31
CE GENERATION LLC
filed 2002-05-15
CIK 1097322

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                      For the quarter ended March 31, 2002

                          Commission File No. 333-89521

                               CE GENERATION, LLC
             (Exact name of registrant as specified in its charter)

    Delaware                                                     47-0818523
-----------------                                            -------------------
(State or other jurisdiction of                              (I.R.S. Employer
Incorporation or organization)                               Identification No.)

302 South 36th Street, Suite 400-2 Omaha, NE                       68131
--------------------------------------------                       -----
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

                                           Yes  X    No
                                               ---      ---

     The members' equity accounts are held 50% by MidAmerican Energy Holdings Company and 50% by El Paso Merchant Energy North America Company as of May 14, 2002.

TABLE OF CONTENTS

Part I    Financial Information...........................................   1
     Item 1.  Financial Statements........................................   3
     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations ......................   9
Part II  .................................................................  15
     Item 1.  Legal Proceedings...........................................  15
     Item 2.  Changes in Securities and Use of Proceeds...................  15
     Item 3.  Defaults on Senior Securities...............................  15
     Item 4.  Submission of Matters to a Vote of Security Holders.........  15
     Item 5.  Other Information...........................................  15
     Item 6.  Exhibits and Reports on Form 8-K............................  15

Signatures................................................................  16

                         INDEPENDENT ACCOUNTANTS' REPORT


Board of Managers
CE Generation, LLC
Omaha, Nebraska

     We have reviewed the accompanying consolidated balance sheets of CE Generation, LLC and subsidiaries (collectively, the "Company") as of March 31, 2002, and the related consolidated statements of operations and other comprehensive income and cash flows for the three months ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of CE Generation, LLC and subsidiaries as of December 31, 2001, and the related statements of operations and other comprehensive income, members' equity and cash flows for the year then ended (not presented herein); and in our report dated January 17, 2002 (March 1, 2002 as to Note 9A) we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP
Omaha, Nebraska
April 26, 2002

                       CE GENERATION, LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                              March 31,    December 31,
                                                                2002            2001
                                                             -----------   ------------
                                                             (unaudited)
ASSETS
Cash and cash equivalents ................................   $   142,842    $    34,870
Restricted cash ..........................................        16,859         17,025
Accounts receivable, net of allowance for
  doubtful accounts of $4,668 and $24,754 ................        53,356        128,725
Prepaid expenses and other assets ........................        12,487          7,178
Inventory ................................................        22,773         23,705
Due from affiliates ......................................           897            132
                                                             -----------    -----------
Total current assets .....................................       249,214        211,635

Restricted cash ..........................................        12,289         14,009
Properties, plants, contracts and equipment, net .........     1,273,876      1,287,668
Excess of cost over fair value of net assets acquired, net       265,897        265,897
Note receivable from related party .......................       139,896        139,896
Deferred financing charges and other assets ..............        11,939         13,014
                                                             -----------    -----------
Total assets .............................................   $ 1,953,111    $ 1,932,119
                                                             ===========    ===========

LIABILITIES AND MEMBERS' EQUITY
Liabilities:
Accounts payable .........................................   $     7,175    $     8,766
Accrued interest .........................................        17,932          1,240
Interest rate swap liability .............................        13,417         16,295
Other accrued liabilities ................................        34,909         44,471
Current portion of long term debt ........................        86,212         85,036
                                                             -----------    -----------
Total current liabilities ................................       159,645        155,808

Project loans ............................................       153,000        163,142
Salton Sea notes and bonds ...............................       491,678        491,678
Senior secured bonds .....................................       356,400        356,400
Deferred income taxes ....................................       250,225        237,882
                                                             -----------    -----------
Total liabilities ........................................     1,410,948      1,404,910

Minority interest ........................................        59,253         59,832

Commitments and contingencies (Note 3)
Members' equity ..........................................       489,415        475,073
Accumulated other comprehensive income ...................        (6,505)        (7,696)
                                                             -----------    -----------
Total equity .............................................       482,910        467,377
                                                             -----------    -----------

Total liabilities and members' equity ....................   $ 1,953,111    $ 1,932,119
                                                             ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                       CE GENERATION, LLC AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                     Three Months Ended
                                                                         March 31,
                                                                   ---------------------
                                                                     2002        2001
                                                                   ---------   ---------
Revenue:

Sales of electricity and steam .................................   $ 125,245   $ 147,986

Interest and other income ......................................       2,165       1,701
                                                                   ---------   ---------

Total revenues .................................................     127,410     149,687



Cost and Expenses:

Fuel ...........................................................      29,153      36,688

Plant operations ...............................................      32,278      33,816

Depreciation and amortization ..................................      20,808      20,650

Interest expense ...............................................      19,545      20,987
                                                                   ---------   ---------

Total expenses .................................................     101,784     112,141
                                                                   ---------   ---------



Income before provision for income taxes .......................      25,626      37,546

Provision for income taxes .....................................       5,958      12,475
                                                                   ---------   ---------

Income before minority interest and cumulative effect
of accounting change ...........................................      19,668      25,071

Minority interest ..............................................       5,326       4,897
                                                                   ---------   ---------

Income before cumulative effect of accounting change ...........      14,342      20,174

Cumulative effect of accounting change, net of tax .............        --       (15,386)
                                                                   ---------   ---------

Net income .....................................................   $  14,342   $   4,788
                                                                   =========   =========

 Other comprehensive income (loss):

 Cumulative effect of change in accounting principle, net of tax        --        (5,954)

 Unrealized gain (loss) on cash flow hedges, net of tax ........       1,191        (953)
                                                                   ---------   ---------

 Comprehensive income (loss) ...................................   $  15,533   $  (2,119)
                                                                   =========   =========

   The accompanying notes are an integral part of these financial statements.

                       CE GENERATION, LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                       Three Months Ended
                                                                           March 31,
                                                                     ----------------------
                                                                       2002         2001
                                                                     ---------    ---------
Cash flows from operating activities:
Net income .......................................................   $  14,342    $   4,788
Adjustments to reconcile net income to cash flows from
  operating activities:
Cumulative effect of change in accounting
  principle, net of tax ..........................................        --         15,386
Depreciation and amortization ....................................      20,808       20,650
Provision for deferred income taxes ..............................      10,656       (1,508)
Distributions to minority interest less than (in excess) of income        (579)         239
Changes in other items:
Accounts receivable ..............................................      75,369      (46,722)
Due from affiliates ..............................................        (765)      (2,148)
Accounts payable and other accrued liabilities ...................       5,539       30,059
Inventory ........................................................         932        4,809
Other assets .....................................................      (4,927)      (1,909)
                                                                     ---------    ---------

Net cash flows from operating activities .........................     121,375       23,644

Cash flows from investing activities:
Capital expenditures .............................................      (6,323)      (3,979)
Decrease/(Increase) in restricted cash ...........................       1,720       (1,351)
                                                                     ---------    ---------

Net cash flows from investing activities .........................      (4,603)      (5,330)

Cash flows from financing activities:
Repayment of project loans .......................................      (8,966)      (7,804)
Decrease in restricted cash ......................................         166          437
                                                                     ---------    ---------

Net cash flows from financing activities .........................      (8,800)      (7,367)
                                                                     ---------    ---------

Net increase in cash and cash equivalents ........................     107,972       10,947
Cash and cash equivalents at beginning of period .................      34,870       36,152
                                                                     ---------    ---------

Cash and cash equivalents at end of period .......................   $ 142,842    $  47,099
                                                                     =========    =========

Supplemental disclosure:
Interest paid ....................................................   $   4,678    $   5,146
                                                                     =========    =========
Income taxes paid ................................................   $     212    $   6,966
                                                                     =========    =========


   The accompanying notes are an integral part of these financial statements.

                       CE GENERATION, LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL

In the opinion of the management of CE Generation, LLC ("CE Generation" or the "Company") the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2002 and the results of operations and cash flows for the three months ended March 31, 2002 and 2001. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

The unaudited consolidated financial statements shall be read in conjunction with the financial statements included in the CE Generation annual report on Form 10-K for the year ended December 31, 2001.

Certain prior year amounts have been reclassified in order to conform with current year classifications.

2.  ACCOUNTING PRONOUNCEMENTS

CE Generation adopted Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS No. 133) effective January 1, 2001. As a result of the adoption of SFAS No. 133, CE Generation recorded the fair value of the liability associated with the interest rate swap agreements at January 1, 2001, which was approximately $6.0 million, net of tax of approximately $4.0 million. These interest rate swap agreements are considered cash flow hedges and therefore the offset is recorded in accumulated other comprehensive income. The adoption did not have an impact on results of operations or cash flows.

On January 1, 2002, CE Generation adopted SFAS No. 142, Goodwill and Other Intangible Assets, which dictates the accounting for acquired goodwill and other intangible assets. SFAS No. 142 requires that amortization of goodwill and indefinite-lived intangible assets be discontinued and that entities disclose net income for prior periods adjusted to exclude such amortization and related income tax effects, as well as a reconciliation from the originally reported net income to the adjusted net income. CE Generation's related amortization consists solely of goodwill amortization, which has no income tax effect. Following is a reconciliation of net income as originally reported for the quarters ended March 31, 2002 and 2001, to adjusted net income (in thousands):

                                       Three months
                                      Ended March 31,
                                     2002       2001
                                   -------    -------

     Reported net income.....      $14,342    $ 4,788
     Goodwill amortization...          ---      2,937
                                   -------    -------
     Adjusted net income.....      $14,342    $ 7,725
                                   =======    =======

The following table summarizes the acquired intangible assets as of March 31, 2002 (in thousands):

                                        Gross Carrying       Accumulated
                                            Amount           Amortization
                                        --------------       ------------
     Amortized Intangible Assets:
       Power Purchase Contracts             $313,183            $185,891
       Unpatented Technology                  46,290              13,938
                                            --------            --------
                                            $359,473            $199,829
                                            ========            ========

Amortization expense on acquired intangible assets was $4.5 million for the three months ended March 31, 2002. CE Generation expects amortization expense on acquired intangible assets to be $13.6 million for the remainder of fiscal 2002, $18.1 million for 2003 and $14.9 million for each of the four succeeding fiscal years.

CE Generation is continuing to evaluate the other provisions of the standard including the determination of reporting units, the allocation of corporate assets and other liabilities, including goodwill, and the impairment testing of goodwill.

In August 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This standard addresses financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and the related asset retirement costs. SFAS No. 143 is effective for the Company's fiscal year beginning January 1, 2003. Management has not quantified the impact this standard will have on the Company's consolidated financial statements.

In October 2001, FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. The standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. There was no financial statement impact as a result of CE Generation's adoption of SFAS No. 144 on January 1, 2002.

3.  COMMITMENTS AND CONTINGENCIES

     A.   SOUTHERN CALIFORNIA EDISON AND THE CALIFORNIA POWER EXCHANGE

Southern  California  Edison  ("Edison"),  a  wholly-owned  subsidiary of Edison
International,  is a  public  utility  primarily  engaged  in  the  business  of supplying electric energy to retail customers in Central and Southern California, excluding Los Angeles. Due to reduced liquidity, Edison had failed to pay approximately $119 million owed under the power purchase agreements with the Imperial Valley Projects (excluding the Salton Sea V and Turbo Projects) for power delivered in the fourth quarter 2000 and the first quarter 2001. Due to Edison's failure to pay contractual obligations, the Imperial Valley Projects (excluding the Salton Sea V and Turbo Projects) had established an allowance for doubtful accounts of approximately $21 million as of December 31, 2001.

On June 20, 2001, the Imperial Valley Projects (excluding the Salton Sea V and Turbo Projects) entered into Agreements Addressing Renewable Energy Pricing and Payment Issues with Edison ("Settlement Agreements"). On June 22, 2001 Edison made an initial $11.6 million payment to repay the past due balances under the Power Purchase Agreements (the "stipulated amounts"). On November 30, 2001, the Settlement Agreements were amended to reflect when Edison would be required to make the final payment on past due amounts. The final payment of approximately $104.6 million, representing the remaining stipulated amounts, was received March 1, 2002. Following the receipt of Edison's final payment of past due balances, the Imperial Valley Projects released the remaining allowance for doubtful accounts.

As a result of uncertainties related to Edison, the letter of credit that supports the debt service reserve fund at Salton Sea Funding Corporation has not been extended beyond its current July 2004 expiration date, and as such, cash distributions are not available to CE Generation until the Salton Sea Funding Corporation debt service reserve fund of approximately $67.6 million has been funded or the letter of credit has been extended beyond its July 2004 expiration date or replaced.

In January 2001, the California Power Exchange ("PX") declared bankruptcy. As a result, the Salton Sea V and Turbo Projects have not received payment for power sold under the Transaction Agreements during December 2000 and January 2001 of approximately $3.8 million. The Imperial Valley Projects have established an allowance for doubtful accounts for the full amount of this receivable. The Project entities will vigorously pursue collection.

Edison has failed to pay approximately $2.8 million of capacity bonus payments for the months from October 2001 through March 2002. On December 10, 2001 the Imperial Valley Projects (excluding the Salton Sea Unit I, Salton Sea Unit IV, Salton Sea V and Turbo Projects) filed a lawsuit against Edison in California's Imperial County Superior Court seeking a court order requiring Edison to make the required capacity bonus payments under the Power Purchase Agreements. Due to Edison's failure to pay these contractual obligations, the Imperial Valley Projects have established an allowance for doubtful accounts of approximately $.8 million. The Project entities will vigorously pursue collection of the capacity bonus payments.

     B.   ENVIRONMENTAL LIABILITIES

The Company is subject to numerous legislative and regulatory environmental protection requirements involving air and water pollution, waste management, hazardous chemical use, noise abatement, and land use aesthetics.

State and federal environmental laws and regulations currently have, and future modifications may have, the effect of (i) increasing the lead time for the construction of new facilities, (ii) significantly increasing the total cost of new facilities, (iii) requiring modification of the Company's existing facilities,  (iv)  increasing the risk of delay on  construction  projects,  (v)
increasing the Company's cost of waste disposal and (vi) reducing the reliability of service provided by the Company and the amount of energy available from the Company's facilities. Any of such items could have a substantial impact on amounts required to be expended by the Company in the future. Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other social and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating sites, other companies' clean-up experience and data released by the Environmental Protection Agency or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new circumstances, and are included in the accompanying balance sheets at their undiscounted amounts. As of March 31, 2002 and December 31, 2001, the environmental liabilities recorded on the balance sheet were $3.4 million and $4.2 million, respectively.

4.  CHANGE IN ACCOUNTING POLICY

Effective January 1, 2001, CE Generation changed its accounting policy for major maintenance, overhaul and well workover costs. These costs, had historically been accounted for using deferral and accrual methods, and are now expensed as incurred. The Company has recorded a cumulative effect of this change of approximately $15.4 million, net of tax of approximately $9.9 million, in the three months ended March 31, 2001.

5.  RELATED PARTY TRANSACTIONS

MidAmerican Energy Holdings Company ("MEHC") provides certain administrative and management services to CE Generation, and MEHC's executive, financial, legal, tax and other corporate staff departments perform certain services for CE Generation. Expenses incurred by MEHC and allocated to CE Generation are estimated based on the individual services and expense items provided. Allocated expenses totaled approximately $.6 million and $.9 million for the three months ended March 31, 2002 and 2001, respectively, and are included in general and administrative expenses.

On September 29, 2000, Salton Sea Power L.L.C. (Salton Sea Power) and CE Turbo LLC ("CE Turbo") entered into an agreement to sell all available power from the Salton Sea V Project and Turbo Project to ElPaso Merchant Energy Company ("EPME"). Under the terms of the agreement, EPME purchased and sold available power on behalf of Salton Sea Power and CE Turbo, into the California ISO markets. The purchase price for the available power shall be equivalent to the value actually received by EPME for the sale of such power, including renewable premiums.

On January 17, 2001, Salton Sea Power and CE Turbo entered into a Transaction Agreement to sell available power from the Salton Sea V Project and Turbo Project to EPME. Under the terms of the agreement, at the option of Salton Sea Power and CE Turbo, EPME purchased all available power from the Salton Sea V Project and Turbo Project based on day ahead price quotes received from EPME.

On March 27, 2001 and May 1, 2001, the Imperial Valley Projects entered into a Transaction Agreement to sell available power to EPME based on percentages of the Dow Jones SP-15 Index. On June 28, 2001, the Imperial Valley Projects (excluding the Salton Sea V Project and Turbo Project) ceased selling available power to EPME and resumed power sales to Edison.

Pursuant to these agreements, sales to EPME from the Company totaled $2.4 million and $16.9 million for the three months ended March 31, 2002 and 2001, respectively. As of March 31, 2002 and December 31, 2001, accounts receivable from EPME were $1.6 million and $14.2 million, respectively.

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

BUSINESS

The consolidated financial statements reflect the consolidated financial statements of CE Generation, and its wholly-owned subsidiaries, Magma Power Company ("Magma"), FSRI Holdings, Inc. ("FSRI") and Yuma Cogeneration Associates ("Yuma").

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 2 to the Consolidated Financial Statements in the Annual Report on Form 10-K describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, impairment of long-lived assets and contingent liabilities. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements.

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

Impairment of Long-Lived Assets
-------------------------------

The Company's long-lived assets consist primarily of property, plant and equipment, goodwill and intangible assets that were acquired in business acquisitions. We believe the useful lives we assigned to these assets, which range from 3 to 40 years, are reasonable. The Company evaluates the long-lived assets for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. These computations utilize judgments and assumptions inherent in management's estimate of undiscounted future cash flows to determine recoverability of an asset. If our assumptions about these assets change as a result of events or circumstances, and we believe the assets may have declined in value, then we may record impairment charges, resulting in lower profits.

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

RESULTS OF OPERATIONS

Sales of electricity and steam decreased to $125.2 million for the three months ended March 31, 2002 from $148.0 million for the same period in 2001, a 15.5% decrease. Sales of electricity and steam for the three months ended March 31, 2002 included the impact of a $20 million reduction in the allowance for doubtful accounts. Sales of electricity and steam for the three months ended March 31, 2001 included the impact of a $44 million increase in the allowance for doubtful accounts. Excluding the impact of the adjustments related to the allowance for doubtful accounts, sales of electricity and steam decreased $87 million to $105 million for the three months ended March 31, 2002 from $192 million for the three months ended March 31, 2001. This decrease was a result of lower energy prices under the Imperial Valley Projects' and the Yuma Project's PPAs.

Edison's Average Avoided Cost of Energy was 2.9 cents per kilowatt-hour and 15.2 cents per kilowatt-hour for the three months ended March 31, 2002 and 2001, respectively. Estimates of Edison's future Avoided Cost of Energy vary substantially from year to year. As a result of the Settlement Agreements, Edison has elected to pay the Imperial Valley Projects (except Salton Sea Projects IV and V and the Turbo Project) a fixed energy price in lieu of Edison's Average Avoided Cost of Energy. The fixed energy price was 3.25 cents/per kilowatt-hour in the first quarter 2002 and is scheduled to increase to 5.37 cents per kilowatt-hour effective May 1, 2002 through April 30, 2007.

The following operating data represents the aggregate capacity and electricity production of the Imperial Valley Projects:

                                             Three Months Ended
                                                 March 31,
                                             2002          2001
                                             ----          ----

Overall capacity factor                      89.5%         92.4%
Megawatt-hours produced                    630,800       651,500
Capacity (net megawatts)(average)            326.4         326.4

The overall capacity factor for the Salton Sea Projects decreased for the three months ended March 31, 2002 compared to the same period in 2001 due to more extensive overhauls in 2002 than in 2001.

The following operating data represents the aggregate capacity and electricity production of the Gas Projects:

                                                   Three Months Ended
                                                       March 31,
                                                   2002           2001
                                                   ----           ----

Overall capacity factor                            93.5%          95.1%
Megawatt-hours produced                          989,300      1,006,940
Capacity (net megawatts)(weighted average)           490            490

The overall capacity factor of the Gas Projects reflects the effect of contractual curtailments and maintenance scheduling. The capacity factors adjusted for the contractual curtailments during the three months ended March 31, 2002 and 2001 were 100.9% and 99.6%, respectively.

Interest and other income increased to $2.2 million during the three months ended March 31, 2002 from $1.7 million for the same period in 2001. This increase is primarily the result of interest income earned on Edison's past due balances in the first quarter of 2002.

Fuel expenses decreased during the three months ended March 31, 2002 to $29.2 million from $36.7 million for the same period in 2001. The decrease was due to decreased production in 2002 and higher gas prices in 2001, primarily at Yuma.

Plant operating expenses decreased during the three months ended March 31, 2002 to $32.3 million from $33.8 million for the same period in 2001. These costs include operating, maintenance, resource, general and administrative and other plant operating expenses. The decrease was primarily due to decreased royalty costs at the Imperial Valley Projects due to the decrease in revenue. This decrease was partially offset by extensive overhaul costs at the Imperial Valley Projects in 2002.

Depreciation and amortization increased slightly to $20.8 million during the three months ended March 31, 2002 from $20.7 million for the same period in 2001. The increase resulted from the capital additions, partially offset by the discontinuation of goodwill amortization, as a result of the adoption of SFAS No. 142, which was $2.9 million in the first quarter of 2001.

Interest expense decreased during the three months ended March 31, 2002 to $19.5 million from $21.0 million for the same period in 2001. The decrease resulted from the paydown of debt balances.

The provision for income taxes decreased to $6.0 million during the three months ended March 31, 2002 from $12.5 million for the same period in 2001. The changes from year to year in the effective tax rate are due primarily to the generation of energy tax credits and depletion deductions.

Minority interest increased to $5.3 million during the three months ended March 31, 2002 from $4.9 million for the same period in 2001. The increase was the result of higher net income at the Saranac Project.

The Company has changed its accounting policy for major maintenance, overhaul and well workover costs. These costs, which have historically been accounted for using deferral and accrual methods, are now expensed as incurred. The cumulative effect of the change in accounting policy represents a January 1, 2001 write off of prepaid and accrued major maintenance and well workover balances of approximately $15.4 million, net of tax of approximately $9.9 million.

Net income increased to $14.3 during the three months ended March 31, 2002 from $4.8 million for the same period in 2001.

RELATED PARTY TRANSACTIONS

MEHC provides certain administrative and management services to CE Generation, and MEHC's executive, financial, legal, tax and other corporate staff departments perform certain services for CE Generation. Expenses incurred by MEHC and allocated to CE Generation are estimated based on the individual services and expense items provided. Allocated expenses totaled approximately $.6 million and $.9 million for the three months ended March 31, 2002 and 2001, respectively, and are included in general and administrative expenses.

On September 29, 2000, Salton Sea Power L.L.C. (Salton Sea Power) and CE Turbo LLC ("CE Turbo") entered into an agreement to sell all available power from the Salton Sea V Project and Turbo Project to EPME. Under the terms of the agreement, EPME purchased and sold available power on behalf of Salton Sea Power and CE Turbo, into the California ISO markets. The purchase price for the available power shall be equivalent to the value actually received by EPME for the sale of such power, including renewable premiums.

On January 17, 2001, Salton Sea Power and CE Turbo entered into a Transaction Agreement to sell available power from the Salton Sea V Project and Turbo Project to EPME. Under the terms of the agreement, at the option of Salton Sea Power and CE Turbo, EPME purchased all available power from the Salton Sea V Project and Turbo Project based on day ahead price quotes received from EPME.

On March 27, 2001 and May 1, 2001, the Imperial Valley Projects entered into a Transaction Agreement to sell available power to EPME based on percentages of the Dow Jones SP-15 Index. On June 28, 2001, the Imperial Valley Projects (excluding the Salton Sea V Project and Turbo Project) ceased selling available power to EPME and resumed power sales to Edison.

Pursuant to these agreements, sales to EPME from the Company totaled $2.4 million and $16.9 million for the three months ended March 31, 2002 and 2001, respectively. As of March 31, 2002 and December 31, 2001, accounts receivable from EPME were $1.6 million and $14.2 million, respectively.

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

CE Generation generated cash flows from operations of $121.4 million for the three months ended March 31, 2002 compared with $23.6 million for the same period in 2001. The increase was primarily due to the receipt of past due balances from Southern California Edison ("Edison").

Edison, a wholly-owned subsidiary of Edison International, is a public utility primarily engaged in the business of supplying electric energy to retail customers in Central and Southern California, excluding Los Angeles. Due to reduced liquidity, Edison failed to pay approximately $119 million owed under the power purchase agreements with the Imperial Valley Projects, (excluding the Salton Sea V and Turbo Projects) for power delivered in the fourth quarter 2000 and the first quarter 2001. Due to Edison's failure to pay contractual obligations, the Imperial Valley Projects (excluding the Salton Sea V and Turbo Projects) had established an allowance for doubtful accounts of approximately $21.0 million as of December 31, 2001.

On June 20, 2001, the Imperial Valley Projects (excluding the Salton Sea V and Turbo Projects) entered into Agreements Addressing Renewable Energy Pricing and Payment Issues with Edison ("Settlement Agreements"). On June 22, 2001 Edison made an initial $11.6 million payment to repay the past due balances under the Power Purchase Agreements (the "stipulated amounts"). On November 30, 2001, the Settlement Agreements were amended to reflect when Edison would be required to make the final payment on past due amounts. The final payment of approximately $104.6 million, representing the remaining stipulated amounts, was received March 1, 2002. Following the receipt of Edison's final payment of past due balances, the Imperial Valley Projects released the remaining allowance for doubtful accounts.

As a result of uncertainties related to Edison, the letter of credit that supports the debt service reserve fund at Salton Sea Funding Corporation has not been extended beyond its current July 2004 expiration date, and as such, cash distributions are not available to CE Generation until the Salton Sea Funding Corporation debt service reserve fund of approximately $67.6 million has been funded or the letter of credit has been extended beyond its July 2004 expiration date or replaced.

In January 2001, the California Power Exchange ("PX") declared bankruptcy. As a result, the Salton Sea V and Turbo Projects have not received payment for power sold under the Transaction Agreements during December 2000 and January 2001 of approximately $3.8 million. The Imperial Valley Projects have established an allowance for doubtful accounts for the full amount of this receivable.

Edison has failed to pay approximately $2.8 million of capacity bonus payments for the months from October 2001 through March 2002. On December 10, 2001 the Imperial Valley Projects (excluding the Salton Sea Unit I, Salton Sea Unit IV, Salton Sea V and Turbo Projects) filed a lawsuit against Edison in California's Imperial County Superior Court seeking a court order requiring Edison to make the required capacity bonus payments under the Power Purchase Agreements. Due to Edison's failure to pay these contractual obligations, the Imperial Valley Projects have established an allowance for doubtful accounts of approximately $.8 million. The Project entities will vigorously pursue collection of the capacity bonus payments.

Cash flow used in investing activities was $4.6 million for the three months ended March 31, 2002 compared with cash used of $5.3 million for the same period in 2001. Capital expenditures are the primary components of investing activities.

Cash flow used in financing activities was $8.8 million for the three months ended March 31, 2002 compared with $7.4 million for the same period in 2001. The changes in cash flows from financing activities principally reflect the scheduled debt repayments.


ENVIRONMENTAL LIABILITIES

The Company is subject to numerous legislative and regulatory environmental protection requirements involving air and water pollution, waste management, hazardous chemical use, noise abatement, and land use aesthetics.

State and federal environmental laws and regulations currently have, and future modifications may have, the effect of (i) increasing the lead time for the construction of new facilities, (ii) significantly increasing the total cost of new facilities, (iii) requiring modification of the Company's existing facilities,  (iv)  increasing the risk of delay on  construction  projects,  (v)
increasing the Company's cost of waste disposal and (vi) reducing the reliability of service provided by the Company and the amount of energy available from the Company's facilities. Any of such items could have a substantial impact on amounts required to be expended by the Company in the future. Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other social and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating sites, other companies' clean-up experience and data released by the Environmental Protection Agency or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new circumstances, and are included in the accompanying balance sheets at their undiscounted amounts. As of March 31, 2002 and December 31, 2001, the environmental liabilities recorded on the balance sheet were $3.4 million and $4.2 million, respectively.

INFLATION

Inflation has not had a significant impact on CE Generation's cost structure.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in the market risk from the information provided in Item 7A Quantitative and Qualitative Disclosures About Market Risk of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

There have been no material changes in the contractual obligations and commercial commitments from the information provided in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


     (a)  Exhibits:
          Not applicable.

(b)      Reports on Form 8-K:
         -------------------
         Current Report filed March 4, 2002, reporting of receipt of past due payments from Southern California Edison.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Omaha, State of Nebraska, on this 14th day of May 2002



                                            CE Generation, LLC

                                            /s/ Joseph M. Lillo
                                            ---------------------------
                                            By:  Joseph M. Lillo
                                                 Vice President and Controller