Form 10-Q
period 2002-06-30
CE GENERATION LLC
filed 2002-08-14
CIK 1097322

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                       For the quarter ended June 30, 2002

                          Commission File No. 333-89521

                               CE GENERATION, LLC
             (Exact name of registrant as specified in its charter)

     Delaware                                                    47-0818523
-----------------                                           -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 Incorporation or organization)                             Identification No.)

302 South 36th Street, Suite 400-2 Omaha, NE                     68131
--------------------------------------------                   ----------
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

     The members' equity accounts are held 50% by MidAmerican Energy Holdings Company and 50% by El Paso Merchant Energy North America Company as of August 14, 2002.

TABLE OF CONTENTS

Part I    Financial Information..........................................     1
     Item 1.  Financial Statements.......................................     3
     Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations ...............................    10
Part II   Other Information..............................................    17
     Item 1.  Legal Proceedings..........................................    17
     Item 2.  Changes in Securities and Use of Proceeds..................    17
     Item 3.  Defaults on Senior Securities..............................    17
     Item 4.  Submission of Matters to a Vote of Security Holders........    17
     Item 5.  Other Information..........................................    17
     Item 6.  Exhibits and Reports on Form 8-K...........................    17

Signatures...............................................................    18

                         INDEPENDENT ACCOUNTANTS' REPORT


Board of Managers
CE Generation, LLC
Omaha, Nebraska

     We have reviewed the accompanying consolidated balance sheet of CE Generation, LLC and subsidiaries (collectively, the "Company") as of June 30, 2002, and the related consolidated statements of operations and other comprehensive income for the three-month and six-month periods ended June 30, 2002 and 2001 and of cash flows for the six month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

     Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of CE Generation, LLC and subsidiaries as of December 31, 2001, and the related consolidated statements of operations and other comprehensive income, members' equity and cash flows for the year then ended (not presented herein); and in our report dated January 17, 2002 (March 1, 2002 as to Note 9A) we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



/s/  Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Omaha, Nebraska
August 2, 2002

                       CE GENERATION, LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                              June 30,      December 31,
                                                                2002            2001
                                                             -----------    ------------
                                                             (unaudited)
ASSETS
Cash and cash equivalents ................................   $    37,053    $    34,870
Restricted cash ..........................................        50,419         17,025
Accounts receivable, net of allowance for
  doubtful accounts of $5,141 and $24,754 ................        72,906        128,725
Prepaid expenses and other assets ........................        12,366          7,178
Inventory ................................................        22,749         23,705
Due from affiliates ......................................            --            132
                                                             -----------    -----------
Total current assets .....................................       195,493        211,635

Restricted cash ..........................................        12,925         14,009
Properties, plants, contracts and equipment, net .........     1,265,264      1,287,668
Excess of cost over fair value of net assets acquired, net       265,897        265,897
Note receivable from related party .......................       138,843        139,896
Deferred financing charges and other assets ..............        11,061         13,014
                                                             -----------    -----------
Total assets .............................................   $ 1,889,483    $ 1,932,119
                                                             ===========    ===========

LIABILITIES AND MEMBERS' EQUITY
Liabilities:
Accounts payable .........................................   $     3,129    $     8,766
Accrued interest .........................................         3,474          3,674
Interest rate swap liability .............................        16,762         16,295
Other accrued liabilities ................................        31,479         42,037
Due to affiliates ........................................           175             --
Current portion of long term debt ........................        85,846         85,036
                                                             -----------    -----------
Total current liabilities ................................       140,865        155,808

Project loans ............................................       142,858        163,142
Salton Sea notes and bonds ...............................       477,634        491,678
Senior secured bonds .....................................       347,400        356,400
Deferred income taxes ....................................       253,935        237,882
                                                             -----------    -----------
Total liabilities ........................................     1,362,692      1,404,910

Minority interest ........................................        56,692         59,832

Commitments and contingencies (Note 3)
Members' equity ..........................................       478,213        475,073
Accumulated other comprehensive loss .....................        (8,114)        (7,696)
                                                             -----------    -----------
Total equity .............................................       470,099        467,377
                                                             -----------    -----------

Total liabilities and members' equity ....................   $ 1,889,483    $ 1,932,119
                                                             ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                       CE GENERATION, LLC AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                              Three Months Ended        Six Months Ended
                                                    June 30,                June 30,
                                                2002         2001        2002         2001
                                            ---------    ---------   ---------    ---------
 Revenues:

 Sales of electricity and steam .........   $ 114,697    $ 124,047   $ 239,942    $ 272,033

 Interest and other income ..............       2,800        5,358       4,965        7,059
                                            ---------    ---------   ---------    ---------

 Total revenues .........................     117,497      129,405     244,907      279,092

 Cost and Expenses:

 Fuel ...................................      30,116       29,774      59,269       66,462

 Plant operations .......................      36,152       32,877      68,430       66,693

 Depreciation and amortization ..........      21,606       22,862      42,414       43,512

 Interest expense .......................      19,613       20,184      39,158       41,171
                                            ---------    ---------   ---------    ---------

 Total expenses .........................     107,487      105,697     209,271      217,838
                                            ---------    ---------   ---------    ---------

 Income before provision for income taxes      10,010       23,708      35,636       61,254

 Provision for income taxes .............       2,451        5,035       8,409       17,510
                                            ---------    ---------   ---------    ---------

 Income before minority interest and
 cumulative effect of accounting change .       7,559       18,673      27,227       43,744

 Minority interest ......................       4,361        1,301       9,687        6,198
                                            ---------    ---------   ---------    ---------

 Income before cumulative effect
 of accounting change ...................       3,198       17,372      17,540       37,546

 Cumulative effect of accounting
 change, net of tax .....................          --           --          --      (15,386)
                                            ---------    ---------   ---------    ---------

 Net income .............................   $   3,198    $  17,372   $  17,540    $  22,160
                                            =========    =========   =========    =========

Other comprehensive income (loss):
Cumulative effect of change in accounting
principle, net of tax ...................          --           --          --       (5,954)

Unrealized gain (loss) on cash flow
hedges, net of tax ......................      (1,609)       1,031        (418)          78
                                            ---------    ---------   ---------    ---------

Comprehensive income ....................   $   1,589    $  18,403   $  17,122    $  16,284
                                            =========    =========   =========    =========


   The accompanying notes are an integral part of these financial statements.

                       CE GENERATION, LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                       Six Months Ended
                                                                           June 30,
                                                                       2002         2001
                                                                     ---------    ---------
Cash flows from operating activities:
Net income .......................................................   $  17,540    $  22,160
Adjustments to reconcile net income to cash flows from
  operating activities:
Cumulative effect of change in accounting
  principle, net of tax ........................................          --         15,386
Depreciation and amortization ....................................      42,414       43,512
Provision for deferred income taxes ..............................      15,939      (25,998)
Distributions to minority interest less than (in excess) of income      (3,140)         540
Changes in other items:
Accounts receivable ..............................................      55,819        8,501
Due from affiliates ..............................................         307         (443)
Accounts payable and other accrued liabilities ...................     (16,395)      22,201
Inventory ........................................................         956        4,464
Other assets .....................................................      (3,121)       1,459
                                                                     ---------    ---------

Net cash flows from operating activities .........................     111,319       91,782

Cash flows from investing activities:
Capital expenditures .............................................     (19,908)     (11,677)
Decrease/(Increase) in restricted cash ...........................       1,084       (5,170)
                                                                     ---------    ---------
                                                                       (18,824)     (16,847)
                                                                     ---------    ---------
Net cash flows from investing activities

Cash flows from financing activities:
Repayment of project loans .......................................     (42,518)     (33,743)
Distributions ....................................................     (14,400)          --
Decrease (increase) in restricted cash ...........................     (33,394)         256
                                                                     ---------    ---------
Net cash flows from financing activities .........................     (90,312)     (33,487)
                                                                     ---------    ---------

Net increase in cash and cash equivalents ........................       2,183       41,448
Cash and cash equivalents at beginning of period .................      34,870       36,152
                                                                     ---------    ---------

Cash and cash equivalents at end of period .......................   $  37,053    $  77,600
                                                                     =========    =========

Supplemental disclosure:
Interest paid ....................................................   $  37,960    $  40,581
                                                                     =========    =========
Income taxes paid ................................................   $     559    $   9,544
                                                                     =========    =========


   The accompanying notes are an integral part of these financial statements.

                       CE GENERATION, LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  GENERAL

In the opinion of the management of CE Generation, LLC ("CE Generation" or the "Company") the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2002 and the results of operations for the three and the six months ended June 30, 2002 and 2001 and cash flows for the six months ended June 2002 and 2001. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

The unaudited consolidated financial statements shall be read in conjunction with the consolidated financial statements included in the CE Generation annual report on Form 10-K for the year ended December 31, 2001.

Certain prior year amounts have been reclassified in order to conform with current year classifications.

2.  ACCOUNTING POLICIES

Effective January 1, 2001, CE Generation changed its accounting policy for major maintenance, overhaul and well workover costs. These costs, had historically been accounted for using deferral and accrual methods, and are now expensed as incurred. The Company recorded a cumulative effect of this change of approximately $15.4 million, net of tax of approximately $9.9 million, in the six months ended June 30, 2001.

CE Generation adopted Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended effective January 1, 2001. As a result of the adoption of SFAS No. 133, CE Generation recorded the fair value of the liability associated with the interest rate swap agreements at January 1, 2001, which was approximately $6.0 million, net of tax of approximately $4.0 million. These interest rate swap agreements are considered cash flow hedges and therefore the offset is recorded in accumulated other comprehensive income. The adoption did not have an impact on net income or cash flows.

On January 1, 2002, CE Generation adopted SFAS No. 142, Goodwill and Other Intangible Assets, which establishes the accounting for acquired goodwill and other intangible assets, and provides goodwill and indefinite-lived intangible assets will not be amortized, but will be tested for impairment on an annual basis. CE Generation's related amortization consists solely of goodwill amortization, which has no income tax effect. Following is a reconciliation of net income as originally reported for the three and six month periods ended June 30, 2002 and 2001, to adjusted net income (in thousands):

                                Three Months         Six Months
                               Ended June 30,      Ended June 30,
                               2002      2001      2002      2001
                             -------   -------   -------   -------

     Reported net income .   $ 3,198   $17,372   $17,540   $22,160
     Goodwill amortization        --     2,397        --     4,795
                             -------   -------   -------   -------
     Adjusted net income .   $ 3,198   $19,769   $17,540   $26,955
                             =======   =======   =======   =======

The following table summarizes the acquired intangible assets as of June 30, 2002 (in thousands):

                              Gross Carrying      Accumulated
                                   Amount         Amortization
                              --------------      ------------
Amortized Intangible Assets:
  Power Purchase Contracts      $313,183            $189,952
  Patented Technology             46,290              14,420
                                --------            --------
    Total                       $359,473            $204,373
                                ========            ========

Amortization expense on acquired intangible assets was $4.6 and $9.1 million for the three and six month periods ended June 30, 2002. CE Generation expects amortization expense on acquired intangible assets to be $9.1 million for the remainder of fiscal 2002, $18.1 million for 2003 and $14.9 million for each of the four succeeding fiscal years.

In accordance with SFAS No. 142, CE Generation has determined its reporting units and completed the transitional impairment testing of goodwill in the second quarter primarily using a discounted cash flow methodology as of January 1, 2002. No impairment was indicated as a result of the transitional impairment test.

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

The final payment was received March 1, 2002. Following the receipt of Edison's payment of past due balances, the Imperial Valley Projects released the remaining allowance for doubtful accounts.

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

Edison has failed to pay approximately $3.9 million of capacity bonus payments for the months from October 2001 through May 2002. On December 10, 2001 the Imperial Valley Projects (excluding the Salton Sea I, Salton Sea V and Turbo Projects) filed a lawsuit against Edison in California's Imperial County Superior Court seeking a court order requiring Edison to make the required capacity bonus payments under the Power Purchase Agreements. Due to Edison's failure to pay these contractual obligations, the Imperial Valley Projects have established an allowance for doubtful accounts of approximately $1.3 million. The Project entities are vigorously pursuing collection of the capacity bonus payments.

     B.   ENVIRONMENTAL LIABILITIES

The Company is subject to numerous legislative and regulatory environmental protection requirements involving air and water pollution, waste management, hazardous chemical use, noise abatement, and land use aesthetics.

State and federal environmental laws and regulations currently have, and future modifications may have, the effect of (i) increasing the lead time for the construction of new facilities, (ii) significantly increasing the total cost of new facilities, (iii) requiring modification of the Company's existing facilities,  (iv)  increasing the risk of delay on  construction  projects,  (v)
increasing the Company's cost of waste disposal and (vi) reducing the reliability of service provided by the Company and the amount of energy available from the Company's facilities. Any of such items could have a substantial impact on amounts required to be expended by the Company in the future. Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other social and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating sites, other companies' clean-up experience and data released by the Environmental Protection Agency or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new circumstances, and are included in the accompanying balance sheets at their undiscounted amounts. As of June 30, 2002 and December 31, 2001, the environmental liabilities recorded on the balance sheet were $3.0 million and $4.2 million, respectively.

4.  RELATED PARTY TRANSACTIONS

MidAmerican Energy Holdings Company ("MEHC") provides certain administrative and management services to CE Generation, and MEHC's executive, financial, legal, tax and other corporate staff departments perform certain services for CE Generation. Expenses incurred by MEHC and allocated to CE Generation are estimated based on the individual services and expense items provided. Allocated expenses totaled approximately $.7 million and $1.0 million for the three months and $1.3 million and $1.9 million for the six months ended June 30, 2002 and 2001, respectively, and are included in plant operations expense.

On August 1, 2002, the Administrative Services Agreement between MEHC and CE Generation was amended to provide for a fixed monthly fee in lieu of allocated expenses. The fixed fee, which is retroactive to January 1, 2002, is $258,333 per month.

On September 29, 2000, Salton Sea Power L.L.C. (Salton Sea Power) and CE Turbo LLC ("CE Turbo") entered into an agreement to sell all available power from the Salton Sea V Project and Turbo Project to El Paso Merchant Energy Company ("EPME"). Under the terms of the agreement, EPME purchased and sold available power on behalf of Salton Sea Power and CE Turbo, into the California ISO markets. The purchase price for the available power was equivalent to the value actually received by EPME for the sale of such power, including renewable premiums.

On January 17, 2001, Salton Sea Power and CE Turbo entered into a Transaction Agreement to sell available power from the Salton Sea V Project and Turbo Project to EPME. Under the terms of the agreement, at the option of Salton Sea Power and CE Turbo, EPME purchased all available power from the Salton Sea V Project and Turbo Project based on day ahead price quotes received from EPME.

On March 27, 2001 and May 1, 2001, the Imperial Valley Projects entered into a Transaction Agreement to sell available power to EPME based on percentages of the Dow Jones SP-15 Index. On June 22, 2001, the Imperial Valley Projects (excluding the Salton Sea V Project and Turbo Project) ceased selling available power to EPME and resumed power sales to Edison.

Pursuant to these agreements, sales to EPME from the Company totaled $.9 million and $70.1 million for the three months ended June 30, 2002 and 2001, respectively and $3.5 million and $98.3 million for the six months ended June 30, 2002 and 2001, respectively. As of June 30, 2002 and December 31, 2001, accounts receivable from EPME were $.5 million and $.9 million, respectively.

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

Impairment of Long-Lived Assets
-------------------------------

The Company's long-lived assets consist primarily of property, plant and equipment, and intangible assets with useful lives, which range from 3 to 40 years, and acquired goodwill. The Company believes the useful lives of its long-lived assets are reasonable. The Company evaluates goodwill impairment on an annual basis. The Company also evaluates long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Triggering events include a significant change in the extent or manner in which long-lived assets are being used or in its physical condition, in legal factors, or in the business climate that could affect the value of the long-lived assets, including changes in regulation. The interpretation of such events requires judgment from management as to whether such an event has occurred and is required. If an event occurs that could affect the carrying value of the asset and management does not identify it as a triggering event, future results of operations could be significantly affected.

Upon the occurrence of a triggering event, the carrying amount of a long-lived asset is reviewed to assess whether the recoverable amount has declined below its carrying amount. The recoverable amount is the estimated net future cash flows that the Company expects to recover from the future use of the asset, undiscounted and without interest, plus the asset's residual value on disposal. Where the recoverable amount of the long-lived asset is less than the carrying value, an impairment loss would be recognized to write down the asset to its fair value which is based on discounted estimated cash flows from the future use of the asset.

The estimated cash flows arising from future use of the asset that are used in the impairment analysis requires judgment regarding what the Company would expect to recover from future use of the asset. Any changes in the estimates of cash flows arising from future use of the asset or the residual value of the asset on disposal based on changes in the market conditions, changes in the use of the assets, management's plans, the determination of the useful life of the assets and technology change in the industry could significantly change the calculation of the fair value or recoverable amount of the asset and the resulting impairment loss, which could significantly affect the results of operations.

On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", which dictates the accounting for acquired goodwill and other intangible assets. SFAS No. 142 requires that amortization of goodwill and indefinite-lived intangible assets be discontinued. The Company has completed the initial impairment testing of goodwill as required by SFAS No. 142 and no impairment was indicated.

Contingent Liabilities
----------------------

The Company is subject to the possibility of various loss contingencies, including tax, legal and environmental, arising in the ordinary course of business. The Company considers the likelihood of the loss or the incurrence of a liability as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company regularly evaluates current information available to us to determine whether such accruals should be adjusted.

RESULTS OF OPERATIONS

Sales of electricity and steam decreased to $114.7 million for the three months ended June 30, 2002 from $124.0 million for the same period in 2001, an 8% decrease. Sales of electricity and steam decreased to $239.9 million for the six months ended June 30, 2002 from $ 272.0 million for the same period in 2001, a 12% decrease. Sales of electricity and steam for the six months ended June 30, 2002 included the impact of a $20 million reduction in the allowance for doubtful accounts. Sales of electricity and steam for the six months ended June 30, 2001 included the impact of a $44 million increase in the allowance for doubtful accounts. Excluding the impact of the adjustments related to the allowance for doubtful accounts, sales of electricity and steam decreased $9.3 million and $96.1 million for the three and six months ended June 30, 2002, respectively compared to the same period in 2001. The three and six month decreases were primarily a result of lower energy prices under the Imperial Valley Projects' and the Yuma Project's PPAs.

As a result of the Settlement Agreements, Edison has elected to pay the Imperial Valley Projects (except Salton Sea Projects IV and V and the Turbo Project) a fixed energy price in lieu of Edison's Average Avoided Cost of Energy. The fixed energy price was 3.25 cents per kilowatt-hour for the period January 1, 2002 through April 30, 2002 and increased to 5.37 cents per kilowatt-hour effective May 1, 2002 through April 30, 2007. Edison's Average Avoided Cost of Energy was
8.1 cents per kilowatt-hour for the three months and 11.6 cents per kilowatt-hour for the six months ended June 30, 2001, respectively.

The following operating data represents the aggregate capacity and electricity production of the Imperial Valley Projects:

                                       Three Months Ended          Six Months Ended
                                             June 30,                  June 30,
                                        2002         2001         2002           2001
                                      -------      -------      ---------      ---------

Overall capacity factor                  84.3%        88.2%          86.9%          89.8%
Megawatt-hours produced               601,000      621,800      1,231,800      1,273,300
Capacity (net megawatts)(average)       326.4        326.4          326.4          326.4

The overall capacity factor for the Salton Sea Projects decreased for the three and six months ended June 30, 2002 compared to the same period in 2001 due to more extensive overhauls in 2002 than in 2001. The 2002 overhauls include an uncontrollable force event at the Salton Sea II Project. Salton Sea II's 10 MW turbine went out of service on March 25, 2002 and is expected to be placed back into service in December 2002. The Company expects to collect lost revenues under the Salton Sea II PPA and through insurance coverage excluding deductibles.

The following operating data represents the aggregate capacity and electricity production of the Gas Projects:

                                        Three Months Ended       Six Months Ended
                                             June 30,                June 30,
                                        2002         2001       2002         2001
                                      -------      -------    ---------    ---------

Overall capacity factor .........        92.1%        86.1%        92.8%        91.6%
Megawatt-hours produced .........     985,543      942,286    1,974,944    1,949,226
Capacity (net megawatts)(average)         490          490          490          490

The overall capacity factor of the Gas Projects reflects the effect of contractual curtailments and maintenance scheduling. The capacity factors adjusted for the contractual curtailments during the three months ended June 30,

2002 and 2001 were 98.9% and 93.1%, respectively. The capacity factors adjusted for the contractual curtailments during the six months ended June 30, 2002 and 2001 were 99.9% and 96.4%, respectively.

Interest and other income decreased to $2.8 million during the three months ended June 30, 2002 from $5.4 million for the same period in 2001. Interest and other income decreased to $5.0 million during the six month's ended June 30, 2002 from $7.1 million for the same period in 2001. The decreases were primarily due to interest earned on past due balances from SCE.

Fuel expenses increased during the three months ended June 30, 2002 to $30.1 million from $29.8 million for the same period in 2001. The increase reflects increased production at the Gas Projects in 2002, partially offset by decreased gas prices at Yuma. Fuel expenses decreased to $59.3 million during the six months ended June 30, 2002 from $66.5 million for the same period in 2001. The decrease was primarily due to higher gas prices in 2001, primarily at Yuma.

Plant operating expenses increased during the three months ended June 30, 2002 to $36.2 million from $32.9 million for the same period in 2001. For the six month period ended June 30, 2002 operating expenses increased to $68.4 million from $66.7 million for the same period in 2001. These costs include operating, maintenance, resource, general and administrative and other plant operating expenses. This increase was primarily due to extensive overhaul costs of $9.5 million at the Imperial Valley Projects in 2002, partially offset by decreased royalty costs of $.8 million at the Imperial Valley Projects due to the decrease in revenue.

Depreciation and amortization decreased slightly to $21.6 million during the three months ended June 30, 2002 from $22.9 million for the same period in 2001. For the six month period ended June 30, 2002 depreciation and amortization decreased to $42.4 million from $43.5 million in 2001. The decreases were due to the discontinuation of goodwill amortization, resulting from the adoption of SFAS No. 142, which totaled $4.8 million for the six months ended June 30, 2001. This decrease was partially offset by capital additions and asset write offs in 2002.

Interest expense decreased during the three months ended June 30, 2002 to $19.6 million from $20.2 million for the same period in 2001. For the six months ended June 30, 2002 interest decreased to $39.2 million from $41.2 million for the same period in 2001. The decrease resulted from the paydown of debt balances.

The provision for income taxes decreased to $2.5 million during the three months ended June 30, 2002 from $5.0 million for the same period in 2001. For the six month period ended June 30, 2002, the provision for income tax decreased to $8.4 from $17.5 million for the same period in 2001. The effective rate was 32.4% and 31.8% for the six months ended June 30, 2002 and 2001, respectively. The changes from year to year in the effective tax rate are due primarily to the generation of energy tax credits and depletion deductions and the discontinuance of non-deductible goodwill amortization in 2002.

Minority interest increased to $4.4 million during the three months ended June 30, 2002 from $1.3 million for the same period in 2001. For the six month period ended June 30, 2002, minority interest increased to $9.7 million from $6.2 million for the same period in 2001. The increase was the result of higher fixed return payments to the minority interest partners in 2002 at Saranac projects.

Effective January 1, 2001, the Company changed its accounting policy for major maintenance, overhaul and well workover costs. These costs, which had historically been accounted for using deferral and accrual methods, are now expensed as incurred. The cumulative effect of the change in accounting policy represents a January 1, 2001 write off of prepaid and accrued major maintenance and well workover balances of approximately $15.4 million, net of tax of approximately $9.9 million in the three months ended March 31, 2001.

Net income decreased to $3.2 during the three months ended June 30, 2002 from $17.4 million for the same period in 2001. Net income decreased to $17.5 million during the six months ended from $22.2 million for the same period in 2002.

RELATED PARTY TRANSACTIONS

MEHC provides certain administrative and management services to CE Generation, and MEHC's executive, financial, legal, tax and other corporate staff departments perform certain services for CE Generation. Expenses incurred by MEHC and allocated to CE Generation are estimated based on the individual services and expense
                                      -13-
items provided. Allocated expenses totaled approximately $.7 million and $1.0 million for the three months and $1.3 million and $1.9 million for the six months ended June 30, 2002 and 2001, respectively, and are included in plant operations expense.

On August 1, 2002, the Administrative Services Agreement between MEHC and CE Generation was amended to provide for a fixed monthly fee in lieu of allocated expenses. The fixed fee, which is retroactive to January 1, 2002, is $258,333 per month.

On September 29, 2000, Salton Sea Power L.L.C. ("Salton Sea Power") and CE Turbo LLC ("CE Turbo") entered into an agreement to sell all available power from the Salton Sea V Project and Turbo Project to EPME. Under the terms of the agreement, EPME purchased and sold available power on behalf of Salton Sea Power and CE Turbo, into the California ISO markets. The purchase price for the available power was equivalent to the value actually received by EPME for the sale of such power, including renewable premiums.

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

Pursuant to these agreements, sales to EPME from the Company totaled $.9 million and $70.1 million for the three months and $3.5 million and $98.3 million for the six months ended June 30, 2002 and 2001, respectively. As of June 30, 2002 and December 31, 2001, accounts receivable from EPME were $.5 million and $.9 million, respectively.

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

CE Generation generated cash flows from operations of $111.3 million for the six months ended June 30, 2002 compared with $91.8 million for the same period in 2001. The increase was primarily due to the receipt of past due balances from Southern California Edison ("Edison").

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

The payment was received March 1, 2002. Following the receipt of Edison's final payment of past due balances, the Imperial Valley Projects released the remaining allowance for doubtful accounts.

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

Edison has failed to pay approximately $3.9 million of capacity bonus payments for the months from October 2001 through May 2002. On December 10, 2001 the Imperial Valley Projects (excluding the Salton Sea I, Salton Sea V, and Turbo Projects) filed a lawsuit against Edison in California's Imperial County Superior Court seeking a court order requiring Edison to make the required capacity bonus payments under the Power Purchase Agreements. Due to Edison's failure to pay these contractual obligations, the Imperial Valley Projects have established an allowance for doubtful accounts of approximately $1.3 million. The Project entities are vigorously pursuing collection of the capacity bonus payments.

Cash flow used in investing activities was $18.8 million for the six months ended June 30, 2002 compared with cash used of $16.8 million for the same period in 2001. Capital expenditures are the primary components of investing activities.

Cash flow used in financing activities was $90.3 million for the six months ended June 30, 2002 compared with $33.5 million for the same period in 2001. The changes in cash flows from financing activities reflect the scheduled debt repayments, a $14.4 million distribution in 2002 and a $33.4 million deposit into the debt service reserve account in 2002.

ENVIRONMENTAL LIABILITIES

The Company is subject to numerous legislative and regulatory environmental protection requirements involving air and water pollution, waste management, hazardous chemical use, noise abatement, and land use aesthetics.

State and federal environmental laws and regulations currently have, and future modifications may have, the effect of (i) increasing the lead time for the construction of new facilities, (ii) significantly increasing the total cost of new facilities, (iii) requiring modification of the Company's existing facilities,  (iv)  increasing the risk of delay on  construction  projects,  (v)
increasing the Company's cost of waste disposal and (vi) reducing the reliability of service provided by the Company and the amount of energy available from the Company's facilities. Any of such items could have a substantial impact on amounts required to be expended by the Company in the future. Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other social and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating sites, other companies' clean-up experience and data released by the Environmental Protection Agency or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new circumstances, and are included in the accompanying balance sheets at their undiscounted amounts. As of June 30, 2002 and December 31, 2001, the environmental liabilities recorded on the balance sheet were $3.0 million and $4.2 million, respectively.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


     (a)  Exhibits:
          Not applicable.

     (b)  Reports on Form 8-K:
          Not applicable.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Omaha, State of Nebraska, on this 14th day of August 2002.

                                   CE Generation, LLC

                                   /s/ Joseph M. Lillo
                                   --------------------------------------------
                                   By:      Joseph M. Lillo
                                            Vice President and Controller