Form 10-Q
period 2002-09-30
CE GENERATION LLC
filed 2002-11-14
CIK 1097322

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                    For the quarter ended September 30, 2002

                          Commission File No. 333-89521

                               CE Generation, LLC
             (Exact name of registrant as specified in its charter)

Delaware                                                       47-0818523
(State or other jurisdiction of                              (I.R.S. Employer
Incorporation or organization)                               Identification No.)

302 South 36th Street, Suite 400-2 Omaha, NE                 68131
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

                          Yes X              No _____

         The members' equity accounts are held 50% by MidAmerican Energy Holdings Company and 50% by El Paso Merchant Energy North America Company as of November 14, 2002.

TABLE OF CONTENTS

Part I    Financial Information.............................................1
     Item 1.  Financial Statements..........................................3
     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations ........................ 10
     Item 4.  Controls and Procedures......................................17
Part II   Other Information................................................18
     Item 1.  Legal Proceedings............................................18
     Item 2.  Changes in Securities and Use of Proceeds....................18
     Item 3.  Defaults on Senior Securities................................18
     Item 4.  Submission of Matters to a Vote of Security Holders..........18
     Item 5.  Other Information............................................18
     Item 6.  Exhibits and Reports on Form 8-K.............................18

Signatures.................................................................19

                         INDEPENDENT ACCOUNTANTS' REPORT


Board of Managers
CE Generation, LLC
Omaha, Nebraska

     We have reviewed the accompanying consolidated balance sheet of CE Generation, LLC and subsidiaries (collectively, the "Company") as of September 30, 2002, and the related consolidated statements of operations and other comprehensive income for the three-month and nine-month periods ended September 30, 2002 and 2001 and of cash flows for the nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

/s/  Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Omaha, Nebraska
November 8, 2002

                       CE GENERATION, LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in Thousands)

                                                                 September 30,               December 31,
                                                                        2002                        2001
                                                                 ---------------             -------------
                                                                    (unaudited)

ASSETS
 Cash and cash equivalents                                        $       65,056             $      34,870
 Restricted cash                                                          52,048                    17,025
 Accounts receivable, net of allowance for
   doubtful accounts of $5,141 and $24,754                                90,652                   128,725
 Prepaid expenses and other assets                                         7,324                     7,178
 Inventory                                                                24,077                    23,705
 Due from affiliates                                                       1,507                       132
                                                                 ---------------             -------------
 Total current assets                                                    240,664                   211,635

 Restricted cash                                                          13,793                    14,009
 Properties, plants, contracts and equipment, net                      1,252,215                 1,287,668
 Excess of cost over fair value of net assets acquired, net              265,897                   265,897
 Note receivable from related party                                      138,843                   139,896
Deferred financing charges and other assets                              10,614                    13,014
                                                                 ---------------             -------------
 Total assets                                                     $    1,922,026             $   1,932,119
                                                                 ===============             =============

 LIABILITIES AND MEMBERS' EQUITY
 Liabilities:
 Accounts payable                                                 $        1,863             $       8,766
 Accrued interest                                                         17,335                     3,674
 Interest rate swap liability                                             21,007                    16,295
 Other accrued liabilities                                                35,324                    42,037
 Current portion of long term debt                                        87,021                    85,036
                                                                 ---------------             -------------
 Total current liabilities                                               162,550                   155,808

 Project loans                                                           132,716                   163,142
 Salton Sea notes and bonds                                              477,635                   491,678
 Senior secured bonds                                                    347,400                   356,400
 Deferred income taxes                                                   252,735                   237,882
                                                                 ---------------             -------------
 Total liabilities                                                     1,373,036                 1,404,910

 Minority interest                                                        55,764                    59,832

 Commitments and contingencies (Note 3)
 Members' equity                                                         503,061                   475,073
 Accumulated other comprehensive loss                                     (9,835)                   (7,696)
                                                                 ---------------             -------------
 Total equity                                                            493,226                   467,377
                                                                 ---------------             -------------
 Total liabilities and members' equity                            $    1,922,026             $   1,932,119
                                                                 ===============             =============


   The accompanying notes are an integral part of these financial statements.

                       CE GENERATION, LLC AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
                             (Amounts in Thousands)
                                   (Unaudited)


                                                    Three Months Ended                   Nine Months Ended
                                                      September 30,                        September 30,
                                                    2002          2001                   2002         2001
                                               -------------    -----------       -------------    -----------

 Revenues:

 Sales of electricity and steam                $     141,305    $   120,089       $     381,247  $     392,122

 Interest and other income                             2,272          3,560               7,237         10,619
                                               -------------    -----------       -------------    -----------
 Total revenues                                      143,577        123,649             388,484        402,741

 Cost and Expenses:

 Fuel                                                 30,398         28,675              89,667         95,137

 Plant operations                                     33,129         34,170             101,559        100,863

 Depreciation and amortization                        19,966         21,453              62,380         64,965

 Interest expense                                     18,950         20,392              58,108         61,563
                                               -------------    -----------       -------------    -----------
 Total expenses                                      102,443        104,690             311,714        322,528
                                               -------------    -----------       -------------    -----------
 Income before provision for income taxes             41,134         18,959              76,770         80,213

 Provision for income taxes                           10,999          2,509              19,408         20,019
                                               -------------    -----------       -------------    -----------
 Income before minority interest and
 cumulative effect of accounting change               30,135         16,450              57,362         60,194

 Minority interest                                     5,287          5,543              14,974         11,741
                                               -------------    -----------       -------------    -----------
 Income before cumulative effect
 of accounting change                                 24,848         10,907              42,388         48,453

 Cumulative effect of accounting
 change, net of tax                                      ---            ---                 ---        (15,386)
                                               -------------    -----------       -------------    -----------
 Net income                                    $      24,848  $      10,907       $      42,388  $      33,067
                                               =============    ===========       =============    ===========
Other comprehensive income (loss):
Cumulative effect of change in accounting
principle, net of tax                                    ---            ---                 ---         (5,954)

Unrealized (loss) on cash flow
hedges, net of tax                                    (1,721)        (3,078)             (2,139)        (3,000)
                                               -------------    -----------       -------------    -----------
Comprehensive income                           $      23,127  $       7,829       $      40,249  $      24,113
                                               =============    ===========       =============    ===========


   The accompanying notes are an integral part of these financial statements.

                       CE GENERATION, LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                     2002             2001
                                                                                     ----             ----
 Cash flows from operating activities:
 Net income                                                                  $      42,388     $     33,067
 Adjustments to reconcile net income to cash flows from
     operating activities:
 Cumulative effect of change in accounting
     principle, net of tax                                                             ---           15,386
 Depreciation and amortization                                                      62,380           64,965
 Provision for deferred income taxes                                                15,489          (29,400)
 Distributions to minority interest in excess of income                             (2,132)          (3,499)
 Changes in other items:
    Accounts receivable                                                             38,073           19,373
    Due from affiliates                                                             (1,375)           2,810
    Accounts payable and other accrued liabilities                                      45           39,809
    Other assets                                                                     2,856            2,413
                                                                             -------------     ------------
 Net cash flows from operating activities                                          157,724          144,924

 Cash flows from investing activities:
 Capital expenditures                                                              (26,847)         (19,422)
 Decrease (increase) in restricted cash                                                216           (3,021)
                                                                             -------------     ------------
 Net cash flows from investing activities                                          (26,631)         (22,443)
                                                                             -------------     ------------

 Cash flows from financing activities:
 Repayment of Salton Sea notes and bonds                                           (14,286)         (11,829)
 Repayment of project loans                                                        (37,198)         (29,718)
 Distributions to members                                                          (14,400)             ---
 Decrease (increase) in restricted cash                                            (35,023)             (36)
                                                                             -------------     ------------
 Net cash flows from financing activities                                         (100,907)         (41,583)
                                                                             -------------     ------------
 Net increase in cash and cash equivalents                                          30,186           80,898
 Cash and cash equivalents at beginning of period                                   34,870           36,152
                                                                             -------------     ------------
 Cash and cash equivalents at end of period                                  $      65,056     $    117,050
                                                                             =============     ============
 Supplemental disclosure:
 Interest paid                                                               $      42,782     $     46,192
                                                                             =============     ============
 Income taxes paid                                                           $         993     $     28,630
                                                                             =============     ============

   The accompanying notes are an integral part of these financial statements.

                       CE GENERATION, LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  General

In the opinion of the management of CE Generation, LLC ("CE Generation" or the "Company") the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2002 and the results of operations for the three and the nine months ended September 30, 2002 and 2001 and cash flows for the nine months ended September 30, 2002 and 2001. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

The unaudited consolidated financial statements shall be read in conjunction with the consolidated financial statements included in the CE Generation annual report on Form 10-K for the year ended December 31, 2001.

Certain prior year amounts have been reclassified in order to conform with current year classifications.

2.  Accounting Policies

Effective January 1, 2001, CE Generation changed its accounting policy for major maintenance, overhaul and well workover costs. These costs, had historically been accounted for using deferral and accrual methods, and are now expensed as incurred. The Company recorded a cumulative effect of this change of approximately $15.4 million, net of tax of approximately $9.9 million, in the nine months ended September 30, 2001.

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

On January 1, 2002, CE Generation adopted SFAS No. 142, Goodwill and Other Intangible Assets, which establishes the accounting for acquired goodwill and other intangible assets, and provides that goodwill and indefinite-lived intangible assets will not be amortized, but will be tested for impairment on an annual basis. CE Generation's related amortization consists solely of goodwill amortization, which has no income tax effect. Following is a reconciliation of net income as originally reported for the three and nine month periods ended September 30, 2002 and 2001, to adjusted net income (in thousands):

                                                  Three Months                         Nine Months
                                             Ended September 30,                  Ended September 30,
                                               2002           2001                 2002             2001
                                               ----           ----                 ----             ----

         Reported net income               $  24,848        $10,907              $ 42,388       $  33,067
         Goodwill amortization                   ---          2,397                   ---           7,192
                                           ---------        -------              --------       ---------
         Adjusted net income               $  24,848        $13,304              $ 42,388       $  40,259
                                           =========        =======              ========       =========

The following table summarizes the acquired intangible assets as of September 30, 2002 (in thousands):

                                          Gross Carrying        Accumulated
                                              Amount            Amortization
                                          --------------        ------------

Amortized Intangible Assets:
        Power Purchase Contracts          $     313,183         $     194,014
        Patented Technology                      46,290                14,903
                                          -------------         -------------
          Total                           $     359,473         $     208,917
                                          =============         =============



Amortization expense on acquired intangible assets was $4.6 million and $13.7 million for the three and nine month periods ended September 30, 2002, respectively. CE Generation expects amortization expense on acquired intangible assets to be $4.6 million for the remainder of fiscal 2002, $18.1 million for 2003 and $14.9 million for each of the four succeeding fiscal years.

In accordance with SFAS No. 142, CE Generation has determined its reporting units and completed the transitional impairment testing of goodwill in the second quarter primarily using a discounted cash flow methodology as of January 1, 2002. No impairment was indicated as a result of the transitional impairment test. CE Generation intends to complete its annual goodwill impairment test during the fourth quarter of 2002.

In August 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This standard addresses financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and the related asset retirement costs. SFAS No. 143 is effective for the Company's fiscal year beginning January 1, 2003. Management has not determined the impact this standard will have on the Company's consolidated financial statements.

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

The final payment by Edison for past due balances was received March 1, 2002. Following the receipt of Edison's payment of past due balances, the Imperial Valley Projects released the remaining allowance for doubtful accounts.

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

In January 2001, the California Power Exchange ("PX") declared bankruptcy. As a result, the Salton Sea V and Turbo Projects have not received payment for power sold under the Transaction Agreements during December 2000 and January 2001 of approximately $3.8 million. The Imperial Valley Projects have established an allowance for doubtful accounts for the full amount of this receivable. The Project entities are vigorously pursuing collection.

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

B.   Stone and Webster

The Salton Sea V and Turbo Projects were constructed by Stone & Webster, Inc. (formerly Stone & Webster Engineering Corporation), a wholly-owned subsidiary of the Shaw Group ("Stone & Webster"), pursuant to date certain, fixed-price, turnkey engineering, procure, construct and manage contracts (collectively, the "Salton Sea V and Turbo Projects EPC Contracts"). On March 7, 2002, Salton Sea Power L.L.C., Vulcan/BN Geothermal Power Company, Del Ranch, L.P., and CE Turbo LLC, the owners of the Salton Sea V and Turbo Projects, filed a Demand for Arbitration against Stone & Webster for breach of contract and breach of warranty arising from deficiencies in Stone & Webster's design, engineering, construction and procurement of equipment for the Salton Sea V and Turbo Projects pursuant to the Salton Sea V and Turbo Projects EPC Contracts. Each of the Salton Sea V Project and Turbo Project claims are currently proceeding in separate arbitrations. The arbitration relating to the Turbo Project is currently scheduled for December 2002, with a stated claim amount of approximately $6 million of actual damages and an as yet undetermined amount of consequential damages. The arbitration relating to the Salton Sea V Project is currently scheduled to commence in April 2003, with no current stated claim amount.

C.  Environmental Liabilities

The Company is subject to numerous legislative and regulatory environmental protection requirements involving air and water pollution, waste management, hazardous chemical use, noise abatement, and land use aesthetics.

State and federal environmental laws and regulations currently have, and future modifications may have, the effect of (i) increasing the lead time for the construction of new facilities, (ii) significantly increasing the total cost of new facilities, (iii) requiring modification of the Company's existing facilities,  (iv)  increasing the risk of delay on  construction  projects,  (v)
increasing the Company's cost of waste disposal and (vi) reducing the reliability of service provided by the Company and the amount of energy available from the Company's facilities. Any of such items could have a substantial impact on amounts required to be expended by the Company in the future. Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other social and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating sites, other companies' clean-up experience and data released by the Environmental Protection Agency or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new circumstances, and are included in the accompanying balance sheets at their undiscounted amounts. As of September 30, 2002 and December 31, 2001, the environmental liabilities recorded on the balance sheet were $2.3 million and $4.2 million, respectively.

4.  Related Party Transactions

Pursuant to the Administrative Services Agreement, MidAmerican Energy Holdings Company ("MEHC") provides certain administrative and management services to CE Generation, and MEHC's executive, financial, legal, tax and other corporate staff departments perform certain services for CE Generation. Expenses incurred by MEHC and allocated to CE Generation were estimated based on the individual services and expense items provided. Allocated expenses totaled approximately $.8 million for the three months and $2.7 million for the nine months ended September 30, 2001, and are included in plant operations expense.

On August 1, 2002, the Administrative Services Agreement between MEHC and CE Generation was amended to provide for a fixed monthly fee in lieu of certain expenses, which were being allocated. The fixed fee, which is retroactive to January 1, 2002 and ends December 2004, is $258,333 per month.

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

On March 27, 2001 and May 1, 2001, the Imperial Valley Projects entered into Transaction Agreements to sell available power to EPME based on percentages of the Dow Jones SP-15 Index. On June 22, 2001, the Imperial Valley Projects (excluding the Salton Sea V Project and Turbo Project) ceased selling available power to EPME and resumed power sales to Edison under the Power Purchase Agreements ("PPAs"). Effective September 16, 2002 Salton Sea Power and CE Turbo entered into Transaction Agreements to sell available power to EPME at increased percentages of the Dow Jones SP-15 Index.

Pursuant to these agreements, sales to EPME from the Company totaled $2.7 million and $3.5 million for the three months ended September 30, 2002 and 2001, respectively and $6.1 million and $29.9 million for the nine months ended September 30, 2002 and 2001, respectively. As of September 30, 2002 and December 31, 2001, accounts receivable from EPME were $.7 million and $.9 million, respectively.

Effective August 1, 2002, Salton Sea Power and CE Turbo amended their respective power sale agreements with CalEnergy Minerals, LLC ("Minerals") to provide for a fixed price of $31.00 per megawatt hour for all hours of August 1, 2002 through December 31, 2002. Pursuant to these agreements, sales to Minerals from Salton Sea Power totaled $.1 million and $.1 million for the three months ended September 30, 2002 and 2001, respectively and $.2 million and $.9 million for the nine months ended September 30, 2002 and 2001, respectively.

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

The Company's long-lived assets consist primarily of property, plant and equipment and intangible assets with useful lives, that range from 3 to 40 years, and acquired goodwill. The Company believes the useful lives of its long-lived assets are reasonable. The Company evaluates goodwill impairment on an annual basis. The Company also evaluates long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Triggering events include a significant change in the extent or manner in which long-lived assets are being used or in its physical condition, in legal factors, or in the business climate that could affect the value of the long-lived assets, including changes in regulation. The interpretation of such events requires judgment from management as to whether such an event has occurred and is required. If an event occurs that could affect the carrying value of the asset and management does not identify it as a triggering event, future results of operations could be significantly affected.

Upon the occurrence of a triggering event, the carrying amount of a long-lived asset is reviewed to assess whether the recoverable amount has declined below its carrying amount. The recoverable amount is the estimated net future cash flows that the Company expects to recover from the future use of the asset, undiscounted and without interest, plus the asset's residual value on disposal. Where the recoverable amount of the long-lived asset is less than the carrying value, an impairment loss would be recognized to write down the asset to its fair value, which is based on discounted estimated cash flows from the future use of the asset.

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

On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which dictates the accounting for acquired goodwill and other intangible assets. SFAS No. 142 requires that amortization of goodwill and indefinite-lived intangible assets be discontinued. The Company has completed the initial impairment testing of goodwill as required by SFAS No. 142 and no impairment was indicated. The Company intends to complete its annual goodwill impairment test during the fourth quarter of 2002.

Contingent Liabilities

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

Results of Operations

Sales of electricity and steam increased to $141.3 million for the three months ended September 30, 2002 from $120.1 million for the same period in 2001, a 17.5% increase. Sales of electricity and steam decreased to $381.2 million for the nine months ended September 30, 2002 from $ 392.1 million for the same period in 2001, a 4% decrease. Sales of electricity and steam for the nine months ended September 30, 2002 included the impact of a $20 million reduction in the allowance for doubtful accounts. Sales of electricity and steam for the three and nine months ended September 30, 2001 included the impact of a $7.9 million and a $90 million increase in the allowance for doubtful accounts, respectively. Excluding the impact of the adjustments related to the allowance for doubtful accounts, sales of electricity and steam increased $13.3 million for the three months ended September 30, 2002 and decreased $120.8 million for the nine months ended September 30, 2002 compared to the same periods in 2001. The three and nine month fluctuations were primarily a result of changes in energy prices under the Imperial Valley Projects' and the Yuma Project's Power Purchase Agreements ("PPAs").

As a result of the settlement agreements, Edison has elected to pay the Imperial Valley Projects (except Salton Sea Projects IV and V and the Turbo Project) a fixed energy price in lieu of Edison's Average Avoided Cost of Energy. The fixed energy price was 3.25 cents per kilowatt-hour for the period January 1, 2002 through April 30, 2002 and increased to 5.37 cents per kilowatt-hour effective May 1, 2002 through April 30, 2007. Edison's Average Avoided Cost of Energy was
3.6 cents per kilowatt-hour for the three months and 8.9 cents per kilowatt-hour for the nine months ended September 30, 2001, respectively.

The following operating data represents the aggregate capacity and electricity production of the Imperial Valley Projects:


                                                       Three Months Ended                Nine Months Ended
                                                          September 30,                      September 30,
                                                       2002            2001               2002           2001
                                                       ----            ----               ----           ----

Overall capacity factor                                   94.8%         92.5%               89.6%          90.7%
Megawatt-hours produced                                 683,500       666,800           1,915,300      1,940,100
Capacity (net megawatts)(average)                         326.4         326.4               326.4          326.4


The overall capacity factor for the Imperial Valley Projects increased for the three months ended September 30, 2002 compared to the same period in 2001 due to higher availability in the third quarter 2002. The overall capacity factor decreased for the nine months ended September 30, 2002 compared to the same period in 2001 due to more extensive overhauls in 2002. The 2002 overhauls include an uncontrollable force event at the Salton Sea II Project. Salton Sea II's 10 MW turbine went out of service on March 25, 2002 and is expected to be placed back into service in December 2002. The Company expects to collect lost revenues under the Salton Sea II PPA and through insurance coverage excluding deductibles.

The following operating data represents the aggregate capacity and electricity production of the Gas Projects:

                                                       Three Months Ended               Nine Months Ended
                                                          September 30,                     September 30,
                                                       2002            2001               2002           2001
                                                       ----            ----               ----           ----

Overall capacity factor                                   91.8%         91.9%               92.5%          91.7%
Megawatt-hours produced                                993,018        994,034           2,967,962      2,942,983
Capacity (net megawatts)(average)                          490            490                 490            490

The overall capacity factor of the Gas Projects reflects the effect of contractual curtailments and maintenance scheduling. The capacity factors adjusted for the contractual curtailments during the three months ended September 30, 2002 and 2001 were 98.5% and 98.9%, respectively. The capacity factors adjusted for the contractual curtailments during the nine months ended September 30, 2002 and 2001 were 99.4% and 97.3%, respectively.

Interest and other income decreased to $2.3 million during the three months ended September 30, 2002 from $3.6 million for the same period in 2001. Interest and other income decreased to $7.2 million during the nine month's ended September 30, 2002 from $10.6 million for the same period in 2001. The decreases were primarily due to interest earned on past due balances from Edison in 2001.

Fuel expenses increased during the three months ended September 30, 2002 to $30.4 million from $28.7 million for the same period in 2001. The increase reflects increased production at the Gas Projects in 2002, partially offset by lower gas prices at the Yuma Project. Fuel expenses decreased to $89.7 million during the nine months ended September 30, 2002 from $95.1 million for the same period in 2001. The decrease was primarily due to higher gas prices in 2001, at the Yuma Project.

Plant operating expenses decreased during the three months ended September 30, 2002 to $33.1 million from $34.2 million for the same period in 2001. For the nine month period ended September 30, 2002 operating expenses increased to $101.6 million from $100.9 million for the same period in 2001. These costs include operating, maintenance, resource, general and administrative and other plant operating expenses. The expenses fluctuate primarily due to maintenance schedules.

Depreciation and amortization decreased to $20.0 million during the three months ended September 30, 2002 from $21.5 million for the same period in 2001. For the nine month period ended September 30, 2002 depreciation and amortization decreased to $62.4 million from $65.0 million in 2001. The decreases were due to the discontinuation of goodwill amortization, resulting from the adoption of SFAS No. 142, which totaled $2.4 million and $7.2 million for the three and nine months ended September 30, 2001, respectively. This decrease was partially offset by capital additions and miscellaneous equipment write-offs in 2002.

Interest expense decreased during the three months ended September 30, 2002 to $19.0 million from $20.4 million for the same period in 2001. For the nine months ended September 30, 2002 interest decreased to $58.1 million from $61.6 million for the same period in 2001. The decreases resulted from the paydown of debt balances.

The provision for income taxes increased to $11.0 million during the three months ended September 30, 2002 from $2.5 million for the same period in 2001. For the nine month period ended September 30, 2002, the provision for income tax decreased to $19.4 from $20.0 million for the same period in 2001. The effective rate was 31.4% and 29.2% for the nine months ended September 30, 2002 and 2001, respectively. The changes from year to year in the effective tax rate are due primarily to the generation of energy tax credits and depletion deductions and the discontinuance of non-deductible goodwill amortization in 2002.

Minority interest decreased to $5.3 million during the three months ended September 30, 2002 from $5.5 million for the same period in 2001. For the nine month period ended September 30, 2002, minority interest increased to $15.0 million from $11.7 million for the same period in 2001. The increase was the result of higher fixed return payments to the minority interest partners in 2002 at the Saranac project.

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

Net income increased to $24.8 million during the three months ended September 30, 2002 from $10.9 million for the same period in 2001. Net income increased to $42.4 million during the nine months ended from $33.1 million for the same period in 2002.

Related Party Transactions

Pursuant to the Administrative Services Agreement, MidAmerican Energy Holdings Company ("MEHC") provides certain administrative and management services to CE Generation, and MEHC's executive, financial, legal, tax and other corporate staff departments perform certain services for CE Generation. Expenses incurred by MEHC and allocated to CE Generation were estimated based on the individual services and expense items provided. Allocated expenses totaled approximately $.8 million for the three months and $2.7 million for the nine months ended September 30, 2001, and are included in plant operations expense.

On August 1, 2002, the Administrative Services Agreement between MEHC and CE Generation was amended to provide for a fixed monthly fee in lieu of certain expenses, which were being allocated. The fixed fee, which is retroactive to January 1, 2002 and ends December 2004, is $258,333 per month.

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

On March 27, 2001 and May 1, 2001, the Imperial Valley Projects entered into Transaction Agreements to sell available power to EPME based on percentages of the Dow Jones SP-15 Index. On June 22, 2001, the Imperial Valley Projects (excluding the Salton Sea V Project and Turbo Project) ceased selling available power to EPME and resumed power sales to Edison under the PPAs. Effective September 16, 2002 Salton Sea Power and CE Turbo entered into Transaction Agreements to sell available power to EPME at increased percentages of the Dow Jones SP-15 Index.

Pursuant to these agreements, sales to EPME from the Company totaled $2.7 million and $3.5 million for the three months ended September 30, 2002 and 2001, respectively and $6.1 million and $29.9 million for the nine months ended September 30, 2002 and 2001, respectively. As of September 30, 2002 and December 31, 2001, accounts receivable from EPME were $.7 million and $.9 million, respectively.

Effective August 1, 2002, Salton Sea Power and CE Turbo amended their respective power sale agreements with CalEnergy Minerals, LLC ("Minerals") to provide for a fixed price of $31.00 per megawatt hour for all hours of August 1, 2002 through December 31, 2002. Pursuant to these agreements, sales to Minerals from Salton Sea Power totaled $.1 million and $.1 million for the three months ended September 30, 2002 and 2001, respectively and $.2 million and $.9 million for the nine months ended September 30, 2002 and 2001, respectively.

Liquidity and Capital Resources

Each of CE Generation's direct or indirect subsidiaries is organized as a legal entity separate and apart from CE Generation and its other subsidiaries and MEHC. Pursuant to separate project financing agreements, the assets of each subsidiary (excluding the Yuma Project) are pledged or encumbered to support or otherwise provide the security for their own project or subsidiary debt. It should not be assumed that any asset of any subsidiary of CE Generation, will be available to satisfy the obligations of CE Generation or any of its other subsidiaries; provided, however, that unrestricted cash or other assets which are available for distribution may, subject to applicable law and the terms of financing arrangements for such parties, be advanced, loaned, paid as dividends or otherwise distributed or contributed to CE Generation or affiliates thereof. "Subsidiary" means all of CE Generation's direct or indirect subsidiaries (1) owning direct or indirect interests in the Imperial Valley Projects (including the Salton Sea Projects and the Partnership Projects other than Magma Power Company and Salton Sea Power Company), or (2) owning direct interests in the subsidiaries that own interests in the foregoing projects, the Saranac Project and the Power Resources Project.

CE Generation generated cash flows from operations of $157.7 million for the nine months ended September 30, 2002 compared with $144.9 million for the same period in 2001. The increase was primarily due to the receipt of past due balances from Southern California Edison ("Edison").

Cash flow used in investing activities was $26.6 million for the nine months ended September 30, 2002 compared with cash used of $22.4 million for the same period in 2001. Capital expenditures are the primary components of investing activities.

Cash flow used in financing activities was $100.9 million for the nine months ended September 30, 2002 compared with $41.6 million for the same period in 2001. The changes in cash flows from financing activities reflect the scheduled debt repayments, a $14.4 million distribution in 2002 and a $35.0 million deposit into the debt service reserve account in 2002.

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

The final payment of the past due amounts by Edison was received March 1, 2002. Following the receipt of Edison's final payment of past due balances, the Imperial Valley Projects released the remaining allowance for doubtful accounts.

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

State and federal environmental laws and regulations currently have, and future modifications may have, the effect of (i) increasing the lead time for the construction of new facilities, (ii) significantly increasing the total cost of new facilities, (iii) requiring modification of the Company's existing facilities,  (iv)  increasing the risk of delay on  construction  projects,  (v)
increasing the Company's cost of waste disposal and (vi) reducing the reliability of service provided by the Company and the amount of energy available from the Company's facilities. Any of such items could have a substantial impact on amounts required to be expended by the Company in the future. Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other social and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating sites, other companies' clean-up experience and data released by the Environmental Protection Agency or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new circumstances, and are included in the accompanying balance sheets at their undiscounted amounts. As of September 30, 2002 and December 31, 2001, the environmental liabilities recorded on the balance sheet were $2.3 million and $4.2 million, respectively.

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

Contractual Obligations and Commercial Commitments

There have been no material changes in the contractual obligations and commercial commitments from the information provided in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001 other than scheduled debt repayments.

ITEM 4.  CONTROLS AND PROCEDURES

The Company's chief executive officer and chief financial officer have established "disclosure controls and procedures" (as defined in Rule 13a-14 (C) and Rule 15d - 14(C) of the Securities and exchange Act of 1934) to ensure that material information of the companies and their subsidiaries is made known to them by others within the respective companies. Under their supervision, an evaluation of the disclosure controls and procedures was performed within 90 days prior to the filing of this quarterly report. Based on that evaluation, the above-mentioned officers have concluded that, as of the date of the evaluation, the disclosure controls and procedures were operating effectively. Additionally, the above-mentioned officers find that there have been no signification changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date of that evaluation.

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

Item 6 - Exhibits and reports on Form 8-K


        (a) Exhibits:

            3.2.1 Amended and Restated Limited Liability Company Operating Agreement of CE Generation, LLC

            3.2.2 First Amendment to the Amended and Restated Limited Liability Company Operating Agreement

        (b) Reports on Form 8-K:
            Not applicable.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Omaha, State of Nebraska, on this 14th day of November 2002.

                                   CE Generation, LLC

                                   /s/ Joseph M. Lillo
                                   --------------------------------------
                                   By:      Joseph M. Lillo
                                            Vice President and Controller

                     SECTION 302 CERTIFICATION FOR FORM 10-Q

CERTIFICATIONS

I, Edward J. Heinrich, certify that:

1. I have reviewed this quarterly report on Form 10-Q of CE Generation, LLC;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                             /s/ Edward J. Heinrich
                             ----------------------
                               Edward J. Heinrich
                                    President
                            (chief executive officer)

                     SECTION 302 CERTIFICATION FOR FORM 10-Q

CERTIFICATIONS

I, Joseph M. Lillo, certify that:

1. I have reviewed this quarterly report on Form 10-Q of CE Generation, LLC;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                               /s/ Joseph M. Lillo
                               -------------------
                                 Joseph M. Lillo
                          Vice President and Controller
                            (chief financial officer)