Form 10-K
period 2002-12-31
CE GENERATION LLC
filed 2003-03-28
CIK 1097322

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2002

                          Commission File No. 333-89521

                               CE GENERATION, LLC
             (Exact name of registrant as specified in its charter)

         Delaware                                      47-0818523
         --------                                  -------------------
  (State or other jurisdiction of                   (I.R.S. Employer
  Incorporation or organization)                   Identification No.)

  302 South 36th Street, Suite 400 Omaha,                 68131
  ----------------------------------------                -----
  (Address of principal executive offices)              (Zip Code)

     Registrant's telephone number, including area code: (402) 341-4500
                                                         --------------

         Securities registered pursuant to Section 12(b) of the Act: N/A Securities registered pursuant to Section 12(g) of the Act: N/A

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of each of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). Yes [ ] No [X]

     The members' equity accounts are held 50% by MidAmerican Energy Holdings Company and 50% by TransAlta USA Inc. as of March 28, 2003.

                                TABLE OF CONTENTS

                                     PART I

Item 1.       Business ..................................................    3
Item 2.       Properties ................................................   12
Item 3.       Legal Proceedings..........................................   13
Item 4.       Submission of Matters to a Vote of Security Holders........   14

                                     PART II

Item 5.       Market for Registrant's Common Equity and Related
                Stockholder's Matters ...................................   15
Item 6.       Selected Financial Data ...................................   16
Item 7.       Management's Discussion and Analysis of Financial
                Condition and Results of Operations .....................   17
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.   25
Item 8.       Financial Statements and Supplementary Data ...............   26
Item 9.       Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure Data............................   51

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant.........   52
Item 11.      Executive Compensation ....................................   53
Item 12.      Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters...............   53
Item 13.      Certain Relationships and Related Transactions ............   53
Item 14.      Controls and Procedures....................................   54

                                     PART IV

Item 15.      Exhibits, Financial Statement Schedules, and Reports on
                Form 8-K ................................................   55

SIGNATURES...............................................................   57
CERTIFICATIONS...........................................................   58
Exhibit Index ...........................................................   60

                                     PART I

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements that do not directly or exclusively relate to historical facts. These statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You can typically identify forward-looking statements by the use of forward-looking words, such as "may", "will", "could", "project", "believe", "anticipate", "expect", "estimate", "continue", "potential", "plan", "forecast" and similar terms. These statements represent CE Generation, LLC's intentions, plans, expectations and beliefs and are subject to risks, uncertainties and other factors. Many of these factors are outside CE Generation, LLC's control and could cause actual results to differ materially from such forward-looking statements. These factors include, among others:

     o general economic and business conditions in the jurisdictions in which CE Generation, LLC's facilities are located;

     o governmental, statutory, regulatory or administrative initiatives affecting CE Generation, LLC or the power generation industries;

     o    weather effects on sales and revenues;

     o    general industry trends;

     o    increased competition in the power generation industry;

     o    availability of qualified personnel;

     o financial or regulatory accounting principles or policies imposed by the Public Company Accounting Oversight Board, the Financial Accounting Standards Board ("FASB"), the Securities and Exchange Commission ("SEC") and similar entities with regulatory oversight; and

     o other business considerations that may be disclosed from time to time in CE Generation, LLC's SEC filings or in other publicly disseminated written documents.

CE Generation, LLC undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors should not be construed as exclusive.

ITEM 1.  BUSINESS.

GENERAL

CE Generation, LLC ("CE Generation" or the "Company"), is a Delaware limited liability company created by MidAmerican Energy Holdings Company ("MEHC" or "MidAmerican") on February 8, 1999, for the sole purpose of issuing securities and holding the equity investments in certain subsidiaries. On March 3, 1999, MEHC sold 50% of its ownership interest in CE Generation to El Paso CE Generation Holding Company, which was subsequently merged into El Paso Merchant Energy North America Company ("EPME") on December 31, 2000, an indirect subsidiary of El Paso Corporation ("El Paso"). On January 29, 2003, EPME sold all its interest in CE Generation to TransAlta USA Inc. ("TransAlta"), an affiliate of TransAlta Corporation (TransAlta and EPME are sometimes referred to individually as the "Class A Holder").

Due to the then pending merger of MEHC with an electric utility, MEHC was required to divest a portion of its ownership interests in the Company's power projects in order to permit those projects to maintain their status as qualifying facilities ("QFs") under the Public Utility Regulatory Policies Act of 1978 ("PURPA"). This law requires that a non-electric utility own at least 50% of a QF. The sale to EPME, which did not own an electric utility, was intended to permit the Company's power projects to satisfy this ownership requirement. By maintaining QF status, the Company's power projects are entitled to an exemption from federal and state utility regulation under PURPA and are able to maintain compliance with the provisions of their current power purchase agreements which require that they be QFs during the term of those agreements.

The Company's limited liability company operating agreement provides that MidAmerican and the Class A Holder, currently TransAlta, each are entitled to appoint 50% of the directors and are entitled to 50% of the distributions made by the Company.

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

In this Annual Report references to MW means megawatts, MWh means megawatt hours, kW means kilowatts, kWh means kilowatt hours and MMBtus means million British thermal units.

THE PROJECTS

CE Generation has an aggregate net ownership interest of 757 MW of electrical generating capacity in power plants in operation in the United States, which have an aggregate net capacity of 817 MW. Set forth below is a table describing certain characteristics of CE Generation's projects as of December 31, 2002:


                                                                       POWER
                                FACILITY NET                          PURCHASE
                                  CAPACITY     NET MW                AGREEMENT
     OPERATING PROJECT            (MW)(1)     OWNED(1)  LOCATION     EXPIRATION     POWER PURCHASER(2)
------------------------------- ------------  --------  --------     ----------     ------------------

GEOTHERMAL FACILITIES:
 Salton Sea Projects
  Salton Sea I.................     10           10     California      2017             Edison
  Salton Sea II................     20           20     California      2020             Edison
  Salton Sea III...............     50           50     California      2019             Edison
  Salton Sea IV................     40           40     California      2026             Edison
  Salton Sea V.................     49           49     California   Year-to-year   El Paso/Minerals(3)
                                   ---          ---
   Total Salton Sea Projects...    169          169
                                   ---          ---
Partnership Projects
 Vulcan........................     34           34     California      2016             Edison
 Elmore........................     38           38     California      2018             Edison
 Leathers......................     38           38     California      2019             Edison
 Del Ranch.....................     38           38     California      2019             Edison
 CE Turbo......................     10           10     California   Year-to-year   El Paso/Minerals(3)
                                   ---          ---
  Total Partnership Projects...    158          158
                                   ---          ---
 Total geothermal facilities...    327          327
                                   ---          ---
GAS FACILITIES:
 Saranac.......................    240          180      New York       2009             NYSEG
 Power Resources...............    200          200        Texas        2003              TXU
 Yuma..........................     50           50       Arizona       2024             SDG&E
                                   ---          ---
Total gas facilities...........    490          430
                                   ---          ---
TOTAL OPERATING PROJECTS.......    817          757
                                   ===          ===

(1) Actual MW may vary depending on operating and reservoir conditions and plant design. Facility Net Capacity (in MW) represents facility gross capacity (in MW) less parasitic load. Parasitic load is electrical output used by the facility and not made available for sale to utilities or other outside purchasers. Net MW owned indicates current legal ownership, but, in some cases, does not reflect the current allocation of partnership distributions.

(2) Southern California Edison Company ("Edison"); El Paso Corporation ("El Paso"); CalEnergy Minerals LLC ("Minerals"), a Zinc Facility owned by a subsidiary of MidAmerican; New York State Electric & Gas Corporation ("NYSEG"); TXU Generation Company LP ("TXU"); and San Diego Gas & Electric Company ("SDG&E").

(3) Each contract governing power purchases by Minerals will expire 33 years from the date of the initial power delivery under such contract. Pursuant to a Transaction Agreement dated January 29, 2003, Salton Sea Power LLC ("Salton Sea Power") and CE Turbo LLC ("CE Turbo") began selling available power to TransAlta on February 12, 2003 based on percentages of the Dow Jones SP-15 Index. Such agreement will expire on October 31, 2003.

GEOTHERMAL FACILITIES

CE Generation affiliates currently operate ten geothermal plants (the "Imperial Valley Projects") in the Imperial Valley in California. The "Salton Sea Projects" consist of the Salton Sea I, Salton Sea II, Salton Sea III, Salton Sea IV and Salton Sea V Projects (the "Salton Sea I Project", the "Salton Sea II Project", the "Salton Sea III Project," the "Salton Sea IV Project," and the "Salton Sea V Project" respectively). The "Partnership Projects" consist of the Vulcan, Elmore, Leathers, Del Ranch and CE Turbo projects (the "Vulcan Project," the "Elmore Project", the "Leathers Project", the "Del Ranch Project," and the "CE Turbo Project" respectively). The CE Turbo Project and the Salton Sea V Project commenced commercial operations in 2000.

Each of the Imperial Valley Projects, excluding the Salton Sea V and CE Turbo Projects, sells electricity to Edison pursuant to a separate Standard Offer No. 4 Agreement ("SO4 Agreement") or a negotiated power purchase agreement. Each power purchase agreement is independent of the others, and the performance requirements specified within one such agreement apply only to the project, which is subject to the agreement. The power purchase agreements provide for energy payments, capacity payments and capacity bonus payments. Edison makes fixed annual capacity payments and capacity bonus payments to the applicable projects to the extent that capacity factors exceed certain benchmarks. The price for capacity was fixed for the life of the SO4 Agreements and is significantly higher in the months of June through September.

Energy payments for the SO4 Agreements were at increasing fixed rates for the first ten years after firm operation and thereafter at a rate based on the cost that Edison avoids by purchasing energy from the project instead of obtaining the energy from other sources ("Avoided Cost of Energy"). In June and November 2001, the Imperial Valley Projects, which receive Edison's Avoided Cost of Energy, entered into agreements that provide for amended energy payments under the SO4 Agreements. The amendments provide for fixed energy payments per kWh in lieu of Edison's Avoided Cost of Energy. The fixed energy payment was 3.25 cents per kWh from December 1, 2001 through April 30, 2002 and is 5.37 cents per kWh commencing May 1, 2002 for a five-year period. Following the five-year period, the energy payments revert back to Edison's Avoided Cost of Energy.

For the years ended December 31, 2002, 2001 and 2000, respectively, Edison's Average Avoided Cost of Energy was 3.5 cents per kWh, 7.4 cents per kWh and 5.8 cents per kWh, respectively. Estimates of Edison's future Avoided Cost of Energy vary substantially from year to year.

The Salton Sea I Project contracts to sell electricity to Edison pursuant to a 30-year negotiated power purchase agreement, which commenced on July 1, 1987 (the "Salton Sea I PPA"). The contract capacity and contract nameplate are each 10 MW. The capacity payment is based on the firm capacity price, which adjusts quarterly based on a basket of energy indices for the term of the Salton Sea I PPA and is currently $154.45 per kW-year. The capacity payment is approximately $1.1 million per annum. The energy payment is calculated using a Base Price (defined as the initial value of the energy payment (4.7 cents per kWh for the second quarter of 1992)), which is subject to quarterly adjustments based on a basket of indices. The time period weighted average energy payment for Salton Sea I was 5.8 cents per kWh during 2002. As the Salton Sea I PPA is not an SO4 Agreement, the energy payments do not revert to Edison's Avoided Cost of Energy.

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

The Salton Sea III Project contracts to sell electricity to Edison pursuant to a 30-year modified SO4 Agreement that commenced on February 13, 1989. The contract capacity and contract nameplate are 47.5 MW and 49.8 MW, respectively. The price for contract capacity payments and capacity bonus payments is fixed at $175 per kW per year. The annual capacity and bonus payments are approximately $9.7 million. The energy payments for the first ten-year period, which period expired on February 12, 1999, were levelized at a time period weighted average of 9.8 cents per kWh. Thereafter, the energy payment has been based on Edison's Avoided Cost of Energy.

The Salton Sea IV Project contracts to sell electricity to Edison pursuant to a modified SO4 Agreement which provides for contract capacity payments on 34 MW of capacity at two different rates based on the respective contract capacities deemed attributable to the original Salton Sea I PPA option (20 MW) and to the original Salton Sea IV SO4 Agreement ("Fish Lake PPA") (14 MW). The capacity payment price for the 20 MW portion adjusts quarterly based upon specified indices and the capacity payment price for the 14 MW portion is a fixed levelized rate. The capacity and bonus payments in 2002, 2001 and 2000 were approximately $5.5 million, $5.7 million and $5.4 million, respectively. The energy payment (for deliveries up to a rate of 39.6 MW) is at a base price, adjusted quarterly based on specified indices, for 55.6% of the total energy delivered by Salton Sea IV and is based on an energy payment schedule for 44.4% of the total energy delivered by Salton Sea IV. The contract has a 30-year term but Edison is not required to purchase the 20 MW of capacity and energy originally attributable to the Salton Sea I PPA option after September 30, 2017, the original termination date of the Salton Sea I PPA.

The Salton Sea V Project, which commenced operations in the third quarter of 2000, expects to sell up to 22 MW of its net output to Minerals, pursuant to a 33 year power sales agreement. The agreement provides for energy payments based on the market rates available to the Salton Sea V Project, adjusted for wheeling costs. The Salton Sea V Project sells its remaining output through other market transactions.

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

The Leathers Project contracts to sell electricity to Edison pursuant to a 30-year SO4 Agreement that commenced on January 1, 1990. The contract capacity and contract nameplate are 34 MW and 38 MW, respectively. The annual capacity and bonus payments are approximately $7.5 million. The energy payment is based on Edison's Avoided Cost of Energy.

The Del Ranch Project contracts to sell electricity to Edison under a 30-year SO4 Agreement that commenced on January 2, 1989. The contract capacity and contract nameplate are 34 MW and 38 MW, respectively. The annual capacity and bonus payments are approximately $7.9 million.

The CE Turbo Project, which commenced commercial operation in the third quarter of 2000, sells its output through market transactions. The CE Turbo Project may sell its output to Minerals, pursuant to a 33 year power purchase agreement. The agreement provides for energy payments based on the market rates available to the CE Turbo Project, adjusted for wheeling costs.

Commencing January 17, 2001, Salton Sea Power and CE Turbo entered into a series of transaction agreements to sell available power from the Salton Sea V and CE Turbo Projects to EPME based on day ahead price quotes received from EPME under the original agreement and based on percentages of the Dow Jones SP-15 Index thereafter. Pursuant to a Transaction Agreement dated January 29, 2003, Salton Sea Power and CE Turbo began selling available power to TransAlta on February 12, 2003 based on percentages of the Dow Jones SP-15 Index. Such agreement will expire on October 31, 2003.

The  Imperial  Valley  Projects,  other than the  Salton Sea I Project,  receive transmission service from the Imperial Irrigation District to deliver electricity to Edison near Mirage, California. These projects pay a rate based on the Imperial Irrigation District's cost of service, which was $1.70 per month per kilowatt of service provided for 2002 and recalculated annually. The transmission service and interconnection agreements expire in 2015 for the Partnership Projects, 2019 for the Salton Sea III Project, 2020 for the Salton Sea II Project and 2026 for the Salton Sea IV Project. The Salton Sea V and CE Turbo Projects have entered into 30-year agreements with similar terms with the Imperial Irrigation District. The Salton Sea I Project delivers energy to Edison at the project site and has no transmission service agreement with the Imperial Irrigation District.

GAS FACILITIES

The Saranac Project is a 240 net MW natural gas-fired cogeneration facility located in Plattsburgh, New York, which began commercial operation in June 1994. The Saranac Project has entered into a 15-year power purchase agreement (the "Saranac PPA") with New York State Electric & Gas ("NYSEG"). The Saranac Project has entered into 15-year steam purchase agreements (the "Saranac Steam Purchase Agreements") with Georgia-Pacific Corporation and Tenneco Packaging, Inc. The Saranac Project has a 15-year natural gas supply contract (the "Saranac Gas Supply Agreement") with Shell Canada Limited ("Shell Canada") to supply 100% of the Saranac Project's fuel requirements. Shell Canada is responsible for production and delivery of natural gas to the U.S.-Canadian border; the gas is then transported by the North Country Gas Pipeline Corporation ("NCGP") the remaining 22 miles to the plant. NCGP is a wholly-owned subsidiary of Saranac Power Partners, L.P. (the "Saranac Partnership") and the Saranac Partnership also owns the Saranac Project. NCGP also transports gas for NYSEG and Georgia-Pacific Corporation. Each of the Saranac PPA, the Saranac Steam Purchase Agreements and the Saranac Gas Supply Agreement contains rates that are fixed for the respective contract terms. The 2002 Saranac PPA rates escalate at a higher percentage than the Saranac Gas Supply Agreement rates. The Saranac Partnership is indirectly owned by subsidiaries of CE Generation, ArcLight Capital Holdings ("ArcLight") and General Electric Capital Corporation.

The Yuma Project is a 50 net MW natural gas-fired cogeneration project in Yuma, Arizona providing 50 MW of electricity to San Diego Gas & Electric Company ("SDG&E") under an existing 30-year power purchase contract ("Yuma PPA") commencing in May 1994. The energy is sold at SDG&E's Avoided Cost of Energy and the capacity is sold to SDG&E at a fixed price for the life of the Yuma PPA. The annual capacity payments are approximately $8.4 million. The power is wheeled to SDG&E over transmission lines constructed and owned by Arizona Public Service Company ("APS"). The project entity, Yuma Cogeneration Associates ("YCA"), has executed steam sales contracts with Queen Carpet, Inc. to act as its thermal host. Since the industrial entity has the right under its agreement to terminate the agreement upon one year's notice if a change in its technology eliminates its need for steam, and in any case to terminate the agreement at any time upon three years notice, there can be no assurance that the Yuma Project will maintain its status as a Qualified Facility, ("QF"). However, if the industrial entity terminates the agreement, YCA anticipates that it will be able to locate an alternative thermal host in order to maintain its status as a QF. A natural gas supply and transportation agreement has been executed with Southwest Gas Corporation, terminable under certain circumstances by YCA and Southwest Gas Corporation.

The Power Resources Project is a 200 net MW natural gas-fired cogeneration project located near Big Spring, Texas, which has a 15-year power purchase agreement (the "Power Resources PPA") with Texas Utilities Electric Company which expires in September 2003. The Power Resources Project began commercial operation in June 1988. The Power Resources Project is a QF and the project entity, Power Resources Ltd. ("Power Resources"), entered into a 15-year steam purchase agreement (the "Power Resources Steam Purchase Agreement") with Fina Oil and Chemical Company ("Fina"), a subsidiary of Petrofina S.A. of Belgium. Power Resources entered into an agreement (the "CE Texas Gas Supply Agreement") with CE Texas Gas L.P. ("CE Texas Gas") an indirect wholly owned subsidiary of CE Generation, for Power Resources' fuel requirements through December 2003. In June 1995, CE Texas Gas and Louis Dreyfus Natural Gas Corporation ("Dreyfus") executed an eight-year natural gas supply agreement (the "CE Texas Gas-Dreyfus Gas Supply Agreement"), with which CE Texas Gas will fulfill its supply commitment to the Power Resources Project from October 1995 to the end of the term of the Power Resources PPA. Each of the Power Resources PPA, the Power Resources Steam Purchase Agreement and the CE Texas Gas Supply Agreement contains rates that are fixed for the respective contract terms. The Power Resources PPA rates escalate at a higher rate than the CE Texas Gas Supply Agreement rates. Depending upon several market variables, the Power Resources Project could continue operation after the expiration of the Power Resources PPA. On December 30, 2002, Power Resources obtained an exempt wholesale generator order from the Federal Energy Regulatory Commission. The status as an exempt wholesale generator would facilitate the Power Resources Project energy sales in market transactions.

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

PRINCIPAL

The remaining balance of the $400 million initial principal amount of the Securities due December 15, 2018 is payable in semiannual installments, as follows:
                                                    PERCENTAGE OF
                                                  INITIAL PRINCIPAL
                            PAYMENT DATE           AMOUNT PAYABLE
                       -------------------------  -----------------

                       June 15, 2003 ...........      2.25%
                       December 15, 2003 .......      2.25%
                       June 15, 2004 ...........      1.83%
                       December 15, 2004 .......      1.83%
                       June 15, 2005 ...........      1.85%
                       December 15, 2005 .......      1.85%
                       June 15, 2006 ...........      2.40%
                       December 15, 2006 .......      2.40%
                       June 15, 2007 ...........      2.25%
                       December 15, 2007 .......      2.25%
                       June 15, 2008 ...........      3.53%
                       December 15, 2008 .......      3.53%
                       June 15, 2009 ...........      3.08%
                       December 15, 2009 .......      3.08%
                       June 15, 2010 ...........      1.78%
                       December 15, 2010 .......      1.78%
                       June 15, 2011 ...........      1.90%
                       December 15, 2011 .......      1.90%
                       June 15, 2012 ...........      2.56%
                       December 15, 2012 .......      2.56%
                       June 15, 2013 ...........      2.55%
                       December 15, 2013 .......      2.55%
                       June 15, 2014 ...........      3.23%
                       December 15, 2014 .......      3.23%
                       June 15, 2015 ...........      3.38%
                       December 15, 2015 .......      3.38%
                       June 15, 2016 ...........      3.66%
                       December 15, 2016 .......      3.66%
                       June 15, 2017 ...........      3.78%
                       December 15, 2017 .......      3.78%
                       June 15, 2018 ...........      4.55%
                       December 15, 2018 .......      4.55%

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

NATURE OF RECOURSE ON THE SECURITIES

The obligation to pay principal of, premium (if any) and interest on the Securities are obligations solely of CE Generation, secured by the collateral. Neither MidAmerican nor the Class A Holder, nor any affiliate, shareholder, member, officer, director or employee of CE Generation, MidAmerican or the Class A Holder will guarantee the payment of the Securities or has any obligation with respect to the Securities (other than the assignment by the assigning subsidiaries of their available cash flows to secure the obligation to make payments on the Securities).

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

EMPLOYEES

Employees necessary for the operation of the CE Generation projects are provided by CalEnergy Operating Corporation ("CEOC") and Falcon Power Operating Company ("FPOC"), indirect subsidiaries of CE Generation, under operation and maintenance agreements. As of December 31, 2002, CEOC and FPOC employed 230 and 63 people full-time, respectively.

ITEM 2. PROPERTIES.

The Company's most significant physical properties are its current interest in operating power facilities and its related real property interests. The gas fired generating facilities are located on land leased or owned by the respective project companies. The Company maintains an inventory of approximately 26,000 acres of geothermal property leases in the Salton Sea area to support the Imperial Valley Projects. The Company, as lessee, pays certain royalties and other fees to the property owners and other royalty interest holders from the revenue generated by the Imperial Valley Projects. The Company also has interests in other geothermal property leases which are unrelated to its current operating power facilities. Certain of the producing acreage owned by Magma is leased to Mammoth-Pacific as owner and operator of the Mammoth Plants, and Magma, as lessor, receives royalties from the revenues earned by such power plants.

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

ITEM 3. LEGAL PROCEEDINGS.

In addition to the proceedings described below, some of the projects are currently parties to various minor items of litigation in the normal course of business, none of which, if determined adversely, would have a material adverse effect on those projects financial position, results of operations or cash flows.

Edison/California Power Exchange - Past Due Amounts
---------------------------------------------------

Due to reduced liquidity, Edison had failed to pay approximately $119 million owed under the power purchase agreements with the Imperial Valley Projects (excluding the Salton Sea V and CE Turbo Projects) for power delivered in the fourth quarter 2000 and the first quarter 2001. Due to Edison's failure to pay contractual obligations, the Imperial Valley Projects (excluding the Salton Sea V and CE Turbo Projects) had established an allowance for doubtful accounts of approximately $21 million as of December 31, 2001.

As a result of uncertainties related to Edison, the letter of credit that supports the debt service reserve fund at Salton Sea Funding Corporation has not been extended beyond its current July 2004 expiration date, and as such, cash distributions are not available to CE Generation until the Salton Sea Funding Corporation debt service reserve fund of approximately $67.6 million has been funded or the letter of credit has been extended beyond its July 2004 expiration date or replaced. The fund has a cash balance of $46.3 million as of December 31, 2002

Pursuant to a settlement agreement the final payment by Edison for past due balances was received March 1, 2002. Following the receipt of Edison's payment of past due balances, the Imperial Valley Projects released the remaining allowance for doubtful accounts.

Edison has disputed a portion of the settlement agreement and has failed to pay approximately $3.9 million of capacity bonus payments for the months from October 2001 through May 2002. On December 10, 2001 the Imperial Valley Projects (excluding the Salton Sea I, Salton Sea V and CE Turbo Projects) filed a lawsuit against Edison in California's Imperial County Superior Court seeking a court order requiring Edison to make the required capacity bonus payments under the Power Purchase Agreements. Due to Edison's failure to pay these contractual obligations, the Imperial Valley Projects have established an allowance for doubtful accounts of approximately $2.7 million. The Project entities are vigorously pursuing collection of the capacity bonus payments.

On March 25, 2002, Salton Sea II's 10 MW turbine went out of service due to an uncontrollable force event. Such uncontrollable force event ended, and Salton Sea II returned to service, on December 17, 2002. Edison has failed to recognize the uncontrollable force event and as such has not paid amounts otherwise due and owing and has improperly derated Salton Sea II from 15 MW to 12.5 MW, under the Salton Sea II Power Purchase Agreement. On January 29, 2003, Salton Sea Power Generation, L.P. served a complaint on Edison for such unpaid amounts and to rescind such deration.

In January 2001, the California Power Exchange ("PX") declared bankruptcy. As a result, the Salton Sea V and CE Turbo Projects have not received payment for power sold under the Transaction Agreements during December 2000 and January 2001 of approximately $3.8 million. The Imperial Valley Projects have established an allowance for doubtful accounts for the full amount of this receivable. The Project entities are vigorously pursuing collection.

Stone & Webster
---------------

The Salton Sea V and CE Turbo Projects were constructed by Stone & Webster, Inc. (formerly Stone & Webster Engineering Corporation), a wholly-owned subsidiary of the Shaw Group ("Stone & Webster"), pursuant to date certain, fixed-price, turnkey engineering, procure, construct and manage contracts (collectively, the "Salton Sea V and CE Turbo Projects EPC Contracts"). On March 7, 2002, Salton Sea Power, Vulcan/BN Geothermal Power Company, Del Ranch, L.P., and CE Turbo, the owners of the Salton Sea V and CE Turbo Projects, filed a Demand for Arbitration against Stone & Webster for breach of contract and breach of warranty arising from deficiencies in Stone & Webster's design, engineering, construction and procurement of equipment for the Salton Sea V and CE Turbo Projects pursuant to the Salton Sea V and CE Turbo Projects EPC Contracts. On November 25, 2002 Vulcan/BN Geothermal Power Company, Del Ranch, L.P., and CE Turbo, LLC entered into a Settlement Agreement with Stone & Webster. The Settlement Agreement resulted in a $3.5 million payment from Stone & Webster.

The breach of contract and breach of warranty claims made by the owners of the Salton Sea V Project are still pending and the hearing is scheduled to commence in April 2003.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER'S MATTERS.

Not applicable.

ITEM 6. SELECTED FINANCIAL DATA.

                      SELECTED CONSOLIDATED FINANCIAL DATA
                             (Amounts in thousands)

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

                                                              YEAR ENDED DECEMBER 31,
                                                  -----------------------------------------------------------------------
                                                     2002           2001          2000 (1)       1999 (2)        1998
                                                  -----------    -----------    -----------    ------------   -----------

     Statement of Operations Data:
     Operating revenue ........................   $   500,729    $   552,335    $   499,926    $   295,787    $   395,560
     Total revenue ............................       510,082        565,838        510,796        340,683        436,175
     Income before minority interest,
       extraordinary item and cumulative
       effect of change in accounting principle        79,071         89,812         89,148         61,970         93,778
     Minority interest ........................       (20,757)       (15,618)       (15,613)          --             --
     Extraordinary item, net of tax (3) .......          --             --             --          (17,478)          --
     Cumulative effect of change in
       accounting principle, net of tax (4) ...          --          (15,386)          --             --             --
     Net income ...............................        58,314         58,808         73,535         44,492         93,778

     BALANCE SHEET DATA:
     Total assets .............................   $ 1,865,036    $ 1,932,119    $ 1,984,445    $ 1,725,411    $ 1,782,385
     Project loans, including current portion .       163,142        199,006        230,221         76,261         90,529
     Salton Sea notes and bonds, including
       current portion ........................       491,678        520,250        543,908        568,980        626,816
     Senior Secured Bonds, including current
       portion ................................       356,400        377,000        389,600        400,000           --
     Total liabilities ........................     1,322,762      1,404,910      1,477,066      1,333,131      1,245,438
     Members' equity ..........................       489,895        467,377        438,915        392,280        536,947


     (1) Reflects full consolidation of the Saranac Project, which was previously accounted for as an equity investment. The 2000 results also reflect the addition of the Salton Sea Unit V and CE Turbo Projects, which commenced operations in 2000.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is management's discussion and analysis of significant factors, which have affected CE Generation's financial condition and results of operations during the periods included in the accompanying statements of operations. The Company's actual results in the future could differ significantly from the historical results.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 2 to the Consolidated Financial Statements in this Annual Report on Form 10-K describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, impairment of long-lived assets and contingent liabilities. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used by management in the preparation of the Consolidated Financial Statements.

Allowance for Doubtful Accounts
-------------------------------

The allowance for doubtful accounts is based on the Company's assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer's credit worthiness or actual defaults are higher than the Company's historical experience, estimates of the recoverability of amounts due could be adversely affected.

Impairment of Long-Lived Assets
-------------------------------

The Company's long-lived assets consist primarily of property, plant and equipment and intangible assets with useful lives that range from 3 to 40 years, and acquired goodwill. The Company believes the useful lives of its long-lived assets are reasonable. The Company also evaluates long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Triggering events include a significant change in the extent or manner in which long-lived assets are being used or in its physical condition, in legal factors, or in the business climate that could affect the value of the long-lived assets, including changes in regulation. The interpretation of such events requires judgment from management as to whether such an event has occurred and is required. If an event occurs that could effect the carrying value of the asset and management does not identify it as a triggering event, future results of operations could be significantly affected.

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

On January 1, 2002, CE Generation adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which establishes the accounting for acquired goodwill and other intangible assets, and provides that goodwill and indefinite-lived intangible assets will not be amortized, but will be tested for impairment on an annual basis. CE Generation's related amortization consists solely of goodwill amortization, which has no income tax effect. In accordance with SFAS 142, CE Generation completed its initial goodwill impairment test, as of January 1, 2002, and its annual goodwill impairment test, as of October 31, 2002, during the fourth quarter of 2002, primarily using a discounted cash flow methodology. No impairment was indicated as a result of the impairment tests.

Contingent Liabilities
----------------------

The Company is subject to the possibility of various loss contingencies, including tax, legal and environmental, arising in the ordinary course of business. The Company considers the likelihood of the loss or the incurrence of a liability as well as its ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company regularly evaluates current information available to it to determine whether such accruals should be adjusted.

Income Taxes
------------

CE Generation and its subsidiaries file a consolidated federal tax return. Deferred tax assets and liabilities are recognized based on the difference between the financial statement and tax bases of assets and liabilities using estimated tax rates in effect for the year in which the differences are expected to reverse.

FACTORS AFFECTING RESULTS OF OPERATIONS

The capacity factor for a particular project is determined by dividing total quantity of electricity sold by the product of the project's capacity and the total hours in the year. The capacity factors for Salton Sea I Project, Salton Sea II Project, Salton Sea III Project, Salton Sea IV Project, and Salton Sea V Project plants are based on capacity amounts of 10, 20, 50, 40, and 49 net megawatts, respectively. The capacity factors for Vulcan Project, Del Ranch Project, Elmore Project, Leathers Project, and CE Turbo Project plants are based on capacity amounts of 34, 38, 38, 38 and 10 net megawatts, respectively. The capacity factors for the Saranac Project, Power Resources Project and Yuma Project plants are based on capacity amounts of 240, 200 and 50 net megawatts, respectively. Each plant possesses an operating margin, which allows for production in excess of the amount listed above. Utilization of this operating margin is based upon a variety of factors and can be expected to vary throughout the year under normal operating conditions. The amount of revenues received by these projects is affected by the extent to which they are able to operate and generate electricity. Accordingly, the capacity and capacity factor figures provide information on operating performance that has affected the revenues received by these projects.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 2002 AND 2001

Operating revenue decreased $51.6 million or 9.3% to $500.7 million for the year ended December 31, 2002 from $552.3 million for the same period in 2001. The decrease reflects high SRAC prices at the Imperial Valley and Yuma Projects in the first quarter of 2001.

The following operating data represents the aggregate capacity and electricity production of the Imperial Valley Projects:

                                                      2002             2001
                                                    ---------       ----------

          Overall capacity factor ............          89.60%          89.70%
          MWh produced .......................      2,561,800       2,565,600
          Capacity (net MW)(weighted average).          326.4           326.4

The following operating data represents the aggregate capacity and electricity production of the Gas Projects:

                                                       2002            2001
                                                    ---------       ----------

          Overall capacity factor ............          92.35%          88.60%
          MWh produced .......................      3,963,818       3,804,800
          Capacity (net MW)(weighted average).            490             490

The overall capacity factor of the Gas Projects reflects the effect of contractual curtailments. The capacity factors adjusted for these contractual curtailments are 99.4% and 98.0% for 2002 and 2001, respectively. The changes in the overall capacity factor in 2002 and 2001 were due primarily to major maintenance scheduling.

Interest and other income decreased $4.2 million or 30.7% to $9.4 million for the year ended December 31, 2002 from $13.5 million for the same period in 2001 due to the interest earned in 2001 on past due Edison amounts.

Fuel expenses increased $0.7 million or 0.6% to $121.7 million for the year ended December 31, 2002 from $121.0 million for the same period in 2001. The increase was primarily due to increased production.

Plant operating expenses, which include operating, maintenance, resource and other plant operating expenses, decreased $0.3 million or 0.2% to $134.1 million for the year ended December 31, 2002 from $134.4 million for the same period in 2001. The decrease was primarily due to timing of major maintenance activities.

General and administrative expenses decreased $3.3 million or 32.4% to $6.9 million for the year ended December 31, 2002 from $10.2 million for the same period in 2001. These costs include administrative services provided to CE
Generation, including executive, financial, legal, tax and other corporate functions. The decrease in 2002 was primarily due to high legal costs in 2001 related to the California energy crisis.

Depreciation and amortization decreased $3.0 million or 3.5% to $82.1 million for the year ended December 31, 2002 from $85.0 million for the same period in 2001. This decrease was due to the discontinuation of goodwill amortization, resulting from the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Intangible Assets," which totaled $9.6 million in 2001. This decrease was partially offset by increased depreciation from capital additions.

Interest expense, decreased $5.2 million or 6.3% to $76.7 million for the year ended December 31, 2002 from $81.9 million for the same period in 2001. The decrease reflects lower debt balances.

The asset impairment in 2001 reflects the write off of the book value of a steam turbine. In 2001, the Company made the decision to dispose of the turbine. The Company determined that the turbine, which had been held in storage for possible use in new development projects, no longer had any significant value.

The provision for income taxes decreased $19.0 million or 66.5% to $9.6 million for the year ended December 31, 2002 from $28.5 million for the same period in 2001. The effective tax rate was 10.8% and 24.1% in 2002 and 2001, respectively.

During 2002, the Company made considerable progress on several significant income tax examination matters for prior tax years, including percentage of depletion, which resulted in a decrease in income tax expense of $15.1 million in 2002.

The cumulative effect of the change in accounting principle in 2001 reflects the Company's change in its accounting policy for major maintenance, overhaul and well workover costs. These costs, which had historically been accounted for using the deferral and accrual methods, are now expensed as incurred. The cumulative effect of the change in accounting policy represents a January 1, 2001 write off of prepaid and accrued major maintenance and well workover balances of approximately $15.4 million, net of tax of $9.9 million. If CE Generation had adopted the policy as of January 1, 2000, income before cumulative effect of change in accounting principle would have been $10.9 million lower in 2000 on a proforma basis.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 2001 AND 2000

Sales of electricity and steam increased to $552.3 million in the year ended December 31, 2001 from $499.9 million in the year ended December 31, 2000, a 10% increase. The increase reflects a full year of production from the Salton Sea V and CE Turbo Projects and increased energy rates at the other Imperial Valley Projects and the Yuma Project

The following operating data represents the aggregate capacity and electricity production of the Imperial Valley Projects:

                                                  2001            2000
                                               ---------       ---------

     Overall capacity factor ............          89.70%          87.70%
     MWh produced .......................      2,565,600       2,296,800
     Capacity (net MW)(weighted average).          326.4           298.3

The increase in capacity in 2001 relates to the addition of the Salton Sea V and CE Turbo Projects in the third quarter of 2000. The changes in overall capacity factor in 2001 and 2000 were primarily due to overhaul and outage scheduling and the construction and tie in of the upgraded brine facilities and the start-up of the Salton Sea V and CE Turbo Projects in 2000.

The following operating data represents the aggregate capacity and electricity production of the Gas Projects:

                                                  2001            2000
                                               ---------       ---------

     Overall capacity factor ............          88.60%          86.50%
     MWh produced .......................      3,804,800       3,722,401
     Capacity (net MW)(weighted average).            490             490

The overall capacity factor of the Gas Projects reflects the effect of contractual curtailments. The capacity factors adjusted for these contractual curtailments are 98.0% and 92.9% for 2001 and 2000, respectively. The changes in the overall capacity factor in 2001 and 2000 were due primarily to major maintenance scheduling.

Interest and other income increased to $13.5 million in 2001 from $10.9 million in 2000 due to interest income earned on past due balances from Edison.

Fuel expenses increased to $121.0 million in 2001 from $115.0 million in 2000. The increase represents the annual rate increases in the long-term gas contracts, increased gas prices at the Yuma Project and overall increased production at the Gas Projects

Plant operating expenses, which include operating, maintenance, resource and other plant operating expenses, increased to $134.4 million in the year ended December 31, 2001 from $114.9 million in the year ended December 31, 2000. The increase was primarily due to the full year of operations of the Salton Sea V and CE Turbo Projects resulting in increased waste removal, chemical costs and repair costs at the Imperial Valley Projects.

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

Depreciation and amortization increased to $85.0 million in 2001 from $80.7 million in 2000. This increase reflects a full year of depreciation associated with the Salton Sea V and CE Turbo Projects and upgrades to steam gathering systems, which were operational in the third quarter of 2000.

Interest expense, less amounts capitalized, decreased to $81.9 million in 2001 from $84.2 million in 2000. The decrease reflects lower debt balances.

The asset impairment in 2001 reflects the write off of the book value of a steam turbine. In 2001, the Company made the decision to dispose of the turbine. The Company determined that the turbine, which had been held in storage for possible use in new development projects, no longer had any significant value.

The provision for income taxes increased to $28.5 million in 2001 from $21.4 million in 2000. The effective tax rate was 24.1% and 19.4% in 2001 and 2000, respectively. The changes from year to year in the effective rate are due primarily to the generation and utilization of energy tax credits and depletion deductions.

The cumulative effect of the change in accounting principle in 2001 reflects the Company's change in its accounting policy for major maintenance, overhaul and well workover costs. These costs, which have historically been accounted for using the deferral and accrual methods, are now expensed as incurred. The cumulative effect of the change in accounting policy represents a January 1, 2001 write off of prepaid and accrued major maintenance and well workover balances of approximately $15.4 million, net of tax of $9.9 million. If CE Generation had adopted the policy as of January 1, 2000, income before cumulative effect of change in accounting principle would have been $10.9 million lower in 2000 on a proforma basis.

RELATED PARTY TRANSACTIONS

Pursuant to the Administrative Services Agreement, MEHC provides certain administrative and management services to CE Generation, and MEHC's executive, financial, legal, tax and other corporate staff departments perform certain services for CE Generation. Expenses incurred by MEHC and allocated to CE Generation were estimated based on the individual services and expense items provided. There were no allocated expenses in 2002 however allocated expenses totaled $3.4 million in 2001 and $2.5 million in 2000, and are included in general and administrative expense. On August 1, 2002, the Administrative Services Agreement between MEHC and CE Generation was amended to provide for a fixed monthly fee in lieu of certain expenses, which were being allocated. The fixed fee, which was retroactive to January 1, 2002 and ends December 2004, is $258,333 per month and is included in general and administrative expense.

The Company participates in multi-employer pension plans sponsored by MEHC. The Company's contributions to the various plans was approximately $1.8 million, $1.6 million and $1.2 million in 2002, 2001 and 2000, respectively.

On May 26, 2000, CE Generation issued a $6.5 million 10% note due June 15, 2005, in favor of MidAmerican and a $6.5 million 10% note due June 15, 2005 in favor of EPME Company. The notes were repaid on October 16, 2000.

On September 29, 2000, Salton Sea Power and CE Turbo entered into an agreement to sell all available power from the Salton Sea V Project and CE Turbo Project to EPME. Under the terms of the agreement, EPME purchased and sold available power on behalf of Salton Sea Power and CE Turbo, into the California ISO markets. The purchase price for the available power was equivalent to the value actually received by EPME for the sale of such power, including renewable premiums.

On January 17, 2001, Salton Sea Power and CE Turbo entered into a Transaction Agreement to sell available power from the Salton Sea V Project and CE Turbo Project to EPME. Under the terms of the agreement, at the option of Salton Sea Power and CE Turbo, EPME purchased all available power from the Salton Sea V Project and CE Turbo Project based on day ahead price quotes received from EPME.

On March 27, 2001 and May 1, 2001, the Imperial Valley Projects entered into Transaction Agreements to sell available power to EPME based on percentages of the Dow Jones SP-15 Index. On June 22, 2001, the Imperial Valley Projects (excluding the Salton Sea V Project and CE Turbo Project) ceased selling available power to EPME and resumed power sales to Edison under the Power Purchase Agreements ("PPAs"). Effective September 16, 2002 Salton Sea Power and CE Turbo entered into Transaction Agreements to sell available power to EPME at increased percentages of the Dow Jones SP-15 Index.

Pursuant to these agreements, sales to EPME from the Company totaled $8.9 million, $102.8 million and $19.5 million in 2002, 2001 and 2000, respectively. As of December 31, 2002 and 2001, accounts receivable from EPME were $1.4 million and $11.8 million, respectively.

Pursuant to a Transaction Agreement dated January 29, 2003, Salton Sea Power and CE Turbo and began selling available power to TransAlta on February 12, 2003 based on percentages of the Dow Jones SP-15 Index. Such agreement will expire on October 15, 2003.

Pursuant to the November 1, 1998 Amended and Restated Power Sales Agreements, Salton Sea Power and CE Turbo are to provide Minerals with its full electrical energy requirements at the market rates available to them, less wheeling costs.

Effective August 1, 2002, Salton Sea Power and CE Turbo amended their respective power sale agreements with Minerals to provide for a fixed price of $31.00 per megawatt hour for all hours of August 1, 2002 through December 31, 2002. Pursuant to these agreements, sales to Minerals from Salton Sea Power totaled $0.4 million and $0.9 million for the years ended December 31, 2002 and 2001, respectively, and there were no sales to Minerals from CE Turbo for the years ended December 31, 2002 and 2001, respectively. There were no material accounts receivable balances at December 31, 2002 and 2001.

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

CE Generation generated cash flows from operations of $197.5 million for the year ended December 31, 2002 compared with $127.5 million for the same period in 2001. The increase was primarily due to the receipt of past due balances from Edison partially offset by changes in working capital.

Cash flow used in investing activities was $28.9 million for the year ended December 31, 2002 compared with cash used of $37.6 million for the same period in 2001. Capital expenditures are the primary components of investing activities.

Cash flow used in financing activities was $159.8 million for the year ended December 31, 2002 compared with $91.2 million for the same period in 2001. The changes in cash flows from financing activities reflect the scheduled debt repayments, a $33.6 million distribution in 2002 and a $43.2 million deposit into the debt service reserve account in 2002.

Edison, a wholly-owned subsidiary of Edison International, is a public utility primarily engaged in the business of supplying electric energy to retail customers in Central and Southern California, excluding Los Angeles. Due to reduced liquidity, Edison failed to pay approximately $119 million owed under the power purchase agreements with the Imperial Valley Projects, (excluding the Salton Sea V and CE Turbo Projects) for power delivered in the fourth quarter 2000 and the first quarter 2001. Due to Edison's failure to pay contractual obligations, the Imperial Valley Projects (excluding the Salton Sea V and CE Turbo Projects) had established an allowance for doubtful accounts of approximately $21 million as of December 31, 2001.

The final payment of the past due amounts by Edison was received March 1, 2002. Following the receipt of Edison's final payment of past due balances, the Imperial Valley Projects released the remaining allowance for doubtful accounts.

As a result of uncertainties related to Edison, the letter of credit that supports the debt service reserve fund at Salton Sea Funding Corporation has not been extended beyond its current July 2004 expiration date, and as such, cash distributions are not available to CE Generation until the Salton Sea Funding Corporation debt service reserve fund of approximately $67.6 million has been funded or the letter of credit has been extended beyond its July 2004 expiration date or replaced. The fund has a cash balance of $46.3 million as of December 31, 2002

In January 2001, the PX declared bankruptcy. As a result, the Salton Sea V and CE Turbo Projects have not received payment for power sold under the Transaction Agreements during December 2000 and January 2001 of approximately $3.8 million. The Imperial Valley Projects have established an allowance for doubtful accounts for the full amount of this receivable.

Edison has failed to pay approximately $3.9 million of capacity bonus payments for the months from October 2001 through May 2002. On December 10, 2001 the Imperial Valley Projects (excluding the Salton Sea I, Salton Sea V, and CE Turbo Projects) filed a lawsuit against Edison in California's Imperial County Superior Court seeking a court order requiring Edison to make the required capacity bonus payments under the Power Purchase Agreements. Due to Edison's failure to pay these contractual obligations, the Imperial Valley Projects have established an allowance for doubtful accounts of approximately $2.7 million. The Project entities are vigorously pursuing collection of the capacity bonus payments.

On March 25, 2002, Salton Sea II's 10 MW turbine went out of service due to an uncontrollable force event. Such uncontrollable force event ended, and Salton Sea II returned to service, on December 17, 2002. Edison has failed to recognize the uncontrollable force event and as such has not paid amounts otherwise due and owing and has improperly derated Salton Sea II from 15 MW to 12.5 MW, under the Salton Sea II Power Purchase Agreement. On January 29, 2003, Salton Sea Power Generation, L.P. served a complaint on Edison for such unpaid amounts and to rescind such deration.

ENVIRONMENTAL LIABILITIES

The Company is subject to numerous legislative and regulatory environmental protection requirements involving air and water pollution, waste management, hazardous chemical use, noise abatement, and land use aesthetics.

State and federal environmental laws and regulations currently have, and future modifications may have, the effect of (i) increasing the lead time for the construction of new facilities, (ii) significantly increasing the total cost of new facilities, (iii) requiring modification of the Company's existing facilities,  (iv)  increasing the risk of delay on  construction  projects,  (v)
increasing the Company's cost of waste disposal and (vi) reducing the reliability of service provided by the Company and the amount of energy available from the Company's facilities. Any of such items could have a substantial impact on amounts required to be expended by the Company in the future. Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other social and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating sites, other companies' clean-up experience and data released by the Environmental Protection Agency or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new circumstances, and are included in the accompanying balance sheets at their undiscounted amounts. As of December 31, 2002 and 2001, the environmental liabilities recorded on the balance sheet were $5.3 million and $4.2 million, respectively.

INFLATION

Inflation has not had a significant impact on CE Generation's cost structure.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The Company has contractual obligations and commercial commitments that may affect its financial condition. Contractual obligations to make future payments primarily arise from long-term debt and fuel purchase agreements. In addition, possible future payments arise from lines of credit and standby letters of credit.

The following tables identify material obligations and commitments as of December 31, 2002 (in thousands):

                                                                  PAYMENTS DUE BY PERIOD
                                              --------------------------------------------------------------
                                                           Less Than       2-3          4-5       After 5
                                                 Total       1 Year       Years        Years       Years
                                              ----------   ----------   ----------   ----------   ----------
     Contractual cash obligations:
       Long-term debt .....................   $1,011,220   $   86,656   $  138,656   $  156,572   $  629,336
       Other long-term obligations (1) ....      498,402       88,227      134,632      145,420      130,123
                                              ----------   ----------   ----------   ----------   ----------
         Total contractual cash obligations   $1,509,622   $  174,883   $  273,288   $  301,992   $  759,459
                                              ==========   ==========   ==========   ==========   ==========

                                                            COMMITMENT EXPIRATION PER PERIOD
                                              --------------------------------------------------------------
                                                           Less Than      2-3          4-5         After 5
                                                 Total       1 Year       Years        Years        Years
                                              ----------   ----------   ----------   ----------   ----------
          Other Commercial Commitments:
            Lines of credit (2) ...........   $   15,000   $   15,000   $     --     $     --     $     --
            Standby letters of credit (3) .      105,800       38,200       67,600         --           --
                                              ----------   ----------   ----------   ----------   ----------
              Total commercial commitments    $  120,800   $   53,200   $   67,600   $     --     $     --
                                              ==========   ==========   ==========   ==========   ==========

     (1) Other long-term obligation primarily represent natural gas purchase agreements for the Gas Facilities as of December 31, 2002.
     (2) The lines of credit represent the unused borrowing capacity available to the Company, as of December 31, 2002.
     (3) The standby letters of credit represent the letters of credit expiring in February 2004 for CE Generation, the letters of credit expiring in July 2004 for Salton Sea Funding Corporation and the letters of credit expiring in December 2003 for the Saranac Partnership.

NEW ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB, issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). This statement provides accounting and disclosure requirements for retirement obligations associated with long-lived assets and is effective January 1, 2003. This statement requires that the present value of retirement costs for which the Company has a legal obligation be recorded as liabilities with an equivalent amount added to the asset cost and depreciated over an appropriate period. The liability is then accreted over time by applying an interest method of allocation to the liability. Cumulative accretion and accumulated depreciation will be recognized for the time period from the date the liability would have been recognized had the provisions of this statement been in effect, to the date of adoption of this statement. The cumulative effect of initially applying this statement will be recognized as a cumulative effect of a change in accounting principle that is expected to be $2.5 million, net of tax of $1.6 million, in January 2003.

The Company's review identified legal retirement obligations for landfill and plant abandonment costs. The Company will record liabilities pursuant to SFAS 143 in January 2003. The Company used an expected cash flow approach to measure the obligations. The following proforma liabilities reflect amounts as if this statement had been applied during all periods (in thousands):

                                              2002     2001
                                             ------   ------

                    Plant abandonment ....   $3,798   $3,673
                    Landfill abandonment .    3,663    3,542


The plant abandonment had no previously recorded liability. The landfill abandonment had a previously recorded liability of $1.5 million.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not expect the adoption of FIN 45 to have a material effect on its financial position, results of operations, or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The following discussion of the Company's exposure to various market risks contains "forward-looking statements" that involve risks and uncertainties. These projected results have been prepared utilizing certain assumptions considered reasonable in the circumstances and in light of information currently available to the Company. Actual results could differ materially from those projected in the forward-looking information.

INTEREST RATE RISK

At December 31, 2002 and 2001, respectively, the Company had fixed-rate long-term debt of $848.1 million and $897.3 million with a fair value of $778.2 million and $800.1 million. These instruments are fixed-rate and therefore do not expose the Company to the risk of earnings loss due to changes in market interest rates. However, the fair value of these instruments would decrease by approximately $49.2 million and $52.7 million if interest rates were to increase by 10% from their levels at December 31, 2002 and 2001, respectively. In general, a decrease in fair value would impact earnings and cash flows only if the Company were to reacquire all or a portion of these instruments prior to their maturity.

At December 31, 2002 and 2001, respectively, the Company had floating-rate obligations of $163.1 million and $199.0 million, which exposes the Company to the risk of increased interest expense in the event of increases in short-term interest rates. The Company has entered into interest rate swap agreements for the purpose of completely offsetting these interest rate fluctuations. The interest rate differential is reflected as an adjustment to interest expense over the life of the instruments. At December 31, 2002 and 2001, respectively, these interest rate swaps had an aggregate notional amount of $163.1 million and $199.0 million, which the Company could terminate at a cost of approximately $21.0 million and $16.3 million. A decrease of 10% in the December 31, 2002 and 2001 level of interest rates would increase the cost of terminating the swaps by approximately $4.3 million and $4.6 million, respectively. These termination costs would impact the Company's earnings and cash flows only if all or a portion of the swap instruments were terminated prior to their expiration.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   Independent Auditors' Report.........................................   27

   Consolidated Balance Sheets as of December 31, 2002 and 2001.........   28

   Consolidated Statements of Operations and Other Comprehensive Income
        for the Three Years Ended December 31, 2002.....................   29

   Consolidated Statements of Members' Equity for the Three Years Ended
        December 31, 2002...............................................   30

   Consolidated Statements of Cash Flows for the Three Years Ended
        December 31, 2002...............................................   31

   Notes to Consolidated Financial Statements...........................   32

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Members'
CE Generation, LLC
Omaha, Nebraska

We have audited the accompanying consolidated balance sheets of CE Generation, LLC and subsidiaries (collectively, the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations and other comprehensive income, members' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the consolidated financial statement schedule listed in Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CE Generation, LLC and subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2002 the Company changed its accounting policy for goodwill and other intangible assets and in 2001 the Company changed its accounting policy for major maintenance, overhaul and well workover costs.



/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Omaha, Nebraska
January 24, 2003 (January 29, 2003 as to Note 12)

                       CE GENERATION, LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2002 AND 2001
                             (Amounts in thousands)

                                                           2002           2001
                                                        -----------    -----------
                                     ASSETS
Current assets:
  Cash and cash equivalents ............................   $    43,706    $    34,870
  Restricted cash ......................................        60,238         17,025
  Accounts receivable, net of allowance for
    doubtful accounts of $6,496 and $24,754 ............        63,554        128,725
  Prepaid expenses and other assets ....................         9,943          7,178
  Inventories ..........................................        25,049         23,705
    Due from affiliates ................................          --              132
                                                           -----------    -----------
    Total current assets ...............................       202,490        211,635
                                                           -----------    -----------
Restricted cash ........................................        14,299         14,009
Properties, plants, contracts and equipment, net .......     1,234,408      1,287,668
Excess of cost over fair value of net assets acquired ..       265,897        265,897
Note receivable from related party .....................       137,789        139,896
Deferred financing charges and other assets ............        10,153         13,014
                                                           -----------    -----------
TOTAL ASSETS ...........................................   $ 1,865,036    $ 1,932,119
                                                           ===========    ===========

                         LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
  Accounts payable and other accrued liabilities .......   $    63,103    $    70,772
  Due to affiliates ....................................           406           --
  Current portion of long-term debt ....................        86,656         85,036
                                                           -----------    -----------
    Total current liabilities ..........................       150,165        155,808
                                                           -----------    -----------
Project loans ..........................................       122,573        163,142
Salton Sea notes and bonds .............................       463,591        491,678
Senior secured bonds ...................................       338,400        356,400
Deferred income taxes ..................................       248,033        237,882
                                                           -----------    -----------
  Total liabilities ....................................     1,322,762      1,404,910
                                                           -----------    -----------

Minority interest ......................................        52,379         59,832
Commitments and contingencies (Notes 4 and 10)

Members' equity ........................................       499,748        475,073
Accumulated other comprehensive loss, net ..............        (9,853)        (7,696)
                                                           -----------    -----------
  Total members' equity ................................       489,895        467,377
                                                           -----------    -----------
TOTAL LIABILITIES AND MEMBERS' EQUITY ..................   $ 1,865,036    $ 1,932,119
                                                           ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                       CE GENERATION, LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND OTHER COMPREHENSIVE INCOME
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2002
                             (Amounts in thousands)

                                                      2002         2001         2000
                                                    ---------    ---------    ---------

Revenue:
  Operating revenue .............................   $ 500,729    $ 552,335    $ 499,926
  Interest and other income .....................       9,353       13,503       10,870
                                                    ---------    ---------    ---------
    Total revenue ...............................     510,082      565,838      510,796
                                                    ---------    ---------    ---------
COSTS AND EXPENSES:
  Fuel ..........................................     121,736      121,022      115,008
  Plant operations ..............................     134,065      134,357      114,867
  General and administrative ....................       6,899       10,205        5,461
  Depreciation and amortization .................      82,055       85,035       80,710
  Interest expense ..............................      76,697       81,869       88,491
  Less interest capitalized .....................        --           --         (4,291)
  Asset impairment (Note 4) .....................        --         15,000         --
                                                    ---------    ---------    ---------
    Total costs and expenses ....................     421,452      447,488      400,246
                                                    ---------    ---------    ---------
INCOME BEFORE PROVISION FOR INCOME TAXES ........      88,630      118,350      110,550
  Provision for income taxes ....................       9,559       28,538       21,402
                                                    ---------    ---------    ---------
INCOME BEFORE MINORITY INTEREST .................      79,071       89,812       89,148
  Minority interest .............................      20,757       15,618       15,613
                                                    ---------    ---------    ---------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE .......................      58,314       74,194       73,535
  Cumulative effect of change in accounting
    principle, net of tax (Note 2) ..............        --        (15,386)        --
                                                    ---------    ---------    ---------
NET INCOME ......................................   $  58,314    $  58,808    $  73,535
                                                    =========    =========    =========

OTHER COMPREHENSIVE INCOME:
  Cumulative effect of change in accounting
    principle, net of tax (Note 2) ..............        --         (5,954)        --
  Unrealized loss on cash flow hedges, net of tax
    of $1,438 and $1,161 ........................      (2,157)      (1,742)        --
                                                    ---------    ---------    ---------
COMPREHENSIVE INCOME ............................   $  56,157    $  51,112    $  73,535
                                                    =========    =========    =========

   The accompanying notes are an integral part of these financial statements.

                       CE GENERATION, LLC AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2002
                             (Amounts in thousands)

                                                               ACCUMULATED
                                                                  OTHER
                                                     MEMBERS'  COMPREHENSIVE
                                                     EQUITY       INCOME        TOTAL
                                                    ---------  -------------  ---------

BALANCE, JANUARY 1, 2000 ........................   $ 392,280    $    --      $ 392,280

  Distributions .................................     (26,900)        --        (26,900)
  Net income ....................................      73,535         --         73,535
                                                    ---------    ---------    ---------

BALANCE, DECEMBER 31, 2000 ......................     438,915         --        438,915

  Distributions .................................     (22,650)        --        (22,650)
  Net income ....................................      58,808         --         58,808
  Other comprehensive income:
    Initial implementation of SFAS 133 designated
      cash flow hedges ..........................        --         (5,954)      (5,954)
    Change in fair value of cash flow hedges ....        --         (1,742)      (1,742)
                                                    ---------    ---------    ---------

BALANCE, DECEMBER 31, 2001 ......................     475,073       (7,696)     467,377

  Distributions .................................     (33,639)        --        (33,639)
  Net income ....................................      58,314         --         58,314
  Other comprehensive income:
  Change in fair value of cash flow hedges ......        --         (2,157)      (2,157)
                                                    ---------    ---------    ---------

BALANCE, DECEMBER 31, 2002 ......................   $ 499,748    $  (9,853)   $ 489,895
                                                    =========    =========    =========

   The accompanying notes are an integral part of these financial statements.

                   CE GENERATION, LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE YEARS ENDED DECEMBER 31, 2002
                          (Amounts in thousands)

                                                          2002         2001         2000
                                                       ---------    ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .......................................   $  58,314    $  58,808    $  73,535
  Adjustments to reconcile net income to cash flows
    from operating activities:
    Depreciation and amortization ..................      82,055       85,035       80,710
    Asset impairment ...............................        --         15,000         --
    Provision for deferred income taxes ............      10,490        3,377        3,348
    Distributions to minority interest in excess of
      related income ...............................      (5,222)      (5,163)      (8,043)
    Cumulative effect of change in
      accounting principle, net of tax .............        --         15,386         --
  Changes in other items:
    Accounts receivable, net .......................      65,171      (39,149)     (34,096)
    Inventories ....................................      (1,344)       3,719       (2,371)
    Due from affiliates ............................         538       (2,260)       4,138
    Accounts payable and other accrued liabilities .     (12,397)      (4,722)      19,568
    Other assets ...................................         (58)      (2,545)      (6,174)
                                                       ---------    ---------    ---------
      Net cash flows from operating activities .....     197,547      127,486      130,615
                                                       ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures .............................     (28,640)     (33,219)     (59,280)
  Consolidation of former equity investment's cash .        --           --          2,559
  Decrease (increase) in restricted cash ...........        (290)      (4,391)      23,696
                                                       ---------    ---------    ---------
    Net cash flows from investing activities .......     (28,930)     (37,610)     (33,025)
                                                       ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of Salton Sea notes and bonds ..........     (28,572)     (23,658)     (25,072)
  Repayment of Senior Secured bonds ................     (20,600)     (12,600)     (10,400)
  Repayment of note payable to related party .......        --           --        (13,000)
  Proceeds from related party note .................       2,107          632       13,000
  Repayment of project loans .......................     (35,864)     (31,201)     (27,137)
  Distributions ....................................     (33,639)     (22,100)     (26,900)
  Increase in restricted cash ......................     (43,213)      (2,231)      (1,049)
                                                       ---------    ---------    ---------
    Net cash flows from financing activities .......    (159,781)     (91,158)     (90,558)
                                                       ---------    ---------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       8,836       (1,282)       7,032
Cash and cash equivalents at beginning of year .....      34,870       36,152       29,120
                                                       ---------    ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR ...........   $  43,706    $  34,870    $  36,152
                                                       =========    =========    =========
SUPPLEMENTAL DISCLOSURE:
  Interest paid, net of interest capitalized .......   $  74,067    $  79,211    $  83,106
                                                       =========    =========    =========
  Income taxes paid ................................   $   1,199    $  21,928    $  16,411
                                                       =========    =========    =========

   The accompanying notes are an integral part of these financial statements.

                       CE GENERATION, LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND OPERATIONS

MidAmerican Energy Holdings Company ("MidAmerican" or "MEHC") completed a strategic restructuring in conjunction with its acquisition of MHC Inc. (formerly MidAmerican Energy Holdings Company) in which MEHC's common stock interests in Magma Power Company, FSRI Holdings, Inc. ("FSRI") and California Energy Development Corporation, and their subsidiaries (which own the geothermal and natural gas-fired combined cycle cogeneration facilities described below), were contributed by MEHC to the newly created CE Generation, LLC ("CE Generation" or the "Company"). This restructuring was completed in February 1999.

On March 3, 1999, MEHC closed the sale of 50% of its ownership interests in CE Generation to El Paso CE Generation Holding Company, which was merged into El Paso Merchant Energy North America Company on December 31, 2000 ("EPME"). EPME is an indirect subsidiary of El Paso Corporation.

BASIS OF PRESENTATION
---------------------

These consolidated financial statements of CE Generation reflect the consolidated financial statements of Magma Power Company and subsidiaries and FSRI and subsidiaries and Yuma Cogeneration Associates, each a wholly-owned subsidiary. All intercompany transactions and balances have been eliminated in consolidation.

Based on the nature of the Company's products, the production process, types of customers and the method used to distribute products; the regulatory environment and the economic characteristics of its operations, the Company has determined that it operates in one reportable segment.

GENERAL
-------

CE Generation is engaged in the independent power business. The following table sets out information concerning CE Generation's projects:

                                                                       POWER
                               FACILITY NET                          PURCHASE
                                 CAPACITY     NET MW                AGREEMENT
     OPERATING PROJECT             (MW)       OWNED    LOCATION     EXPIRATION
------------------------------ ------------  --------  --------     ----------

GEOTHERMAL FACILITIES:
 Salton Sea Projects
  Salton Sea I................     10           10     California      2017
  Salton Sea II...............     20           20     California      2020
  Salton Sea III..............     50           50     California      2019
  Salton Sea IV...............     40           40     California      2026
  Salton Sea V................     49           49     California   Year-to-year
                                  ---          ---
   Total Salton Sea Projects..    169          169
                                  ---          ---
Partnership Projects
 Vulcan.......................     34           34     California      2016
 Elmore.......................     38           38     California      2018
 Leathers.....................     38           38     California      2019
 Del Ranch....................     38           38     California      2019
 CE Turbo.....................     10           10     California   Year-to-year
                                  ---          ---
  Total Partnership Projects..    158          158
                                  ---          ---
 Total geothermal facilities..    327          327
                                  ---          ---
GAS FACILITIES:
 Saranac......................    240          180      New York       2009
 Power Resources..............    200          200        Texas        2003
 Yuma.........................     50           50       Arizona       2024
                                  ---          ---
Total gas facilities..........    490          430
                                  ---          ---
TOTAL OPERATING PROJECTS......    817          757
                                  ===          ===

Salton Sea I, II, III, IV and V are referred as the Salton Sea Projects. Vulcan, Del Ranch, Elmore, Leathers and CE Turbo are referred to as the Partnership Projects. The Salton Sea Projects and the Partnership Projects are collectively referred to as the Imperial Valley Projects. Saranac, Power Resources and Yuma are referred to as the Gas Projects.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents
----------------

CE Generation considers all investment instruments purchased with an original maturity of three months or less to be cash equivalents. Restricted cash is not considered a cash equivalent.

Restricted Cash
---------------

The current restricted cash balance is composed of debt service funds that are legally restricted as to their use and require the maintenance of specific minimum balances equal to the next debt service payment. The non-current restricted cash balance is composed of restricted accounts for capital expenditures and major maintenance expenditures.

Allowance for Doubtful Accounts
-------------------------------

The allowance for doubtful accounts is based on the Company's assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is deterioration of a major customer's credit worthiness or actual defaults are higher than the Company's historical experience, estimates of the recoverability of amounts due it could be adversely affected.

Inventories
-----------

Inventories consist of spare parts and supplies and are valued at the lower of cost or market. Cost for large replacement parts is determined using the specific identification method. For the remaining supplies, cost is determined using the weighted average cost method.

Well Costs
----------

The cost of drilling and equipping production wells and other direct costs, are capitalized and amortized on a straight-line basis over their estimated useful lives when production commences. The estimated useful lives of production wells are twenty years.

Major Maintenance, Overhaul and Well Rework Costs
-------------------------------------------------

CE Generation has changed its accounting policy for major maintenance, overhaul and well rework costs. These costs, which had historically been accounted for using deferral and accrual methods, are now expensed as incurred. The new policy went into effect January 1, 2001 and the Company recorded a cumulative effect of this change of approximately $15.4 million, net of tax of approximately $9.9 million. If CE Generation had adopted the policy as of January 1, 2000, income before cumulative effect of change in accounting principle would have been $10.9 million lower in 2000 on a proforma basis.

Properties, Plants, Contracts, Equipment and Depreciation
---------------------------------------------------------

The cost of major additions and betterments are capitalized, while replacements, maintenance, and repairs that do not improve or extend the lives of the respective assets are expensed.

Depreciation of the operating power plant costs, net of salvage value if applicable, is computed on the straight-line method over the estimated useful life of 30 years. Depreciation of furniture, fixtures and equipment is computed on the straight-line method over the estimated useful lives of the related assets, which range from 3 to 30 years.

Acquired power sales agreements are amortized separately on a straight-line basis over the remaining contract periods which have ranged from 7 to 30 years at the date of acquisition.

Impairment of Long-Lived Assets
-------------------------------

The Company's long-lived assets consist primarily of property, plant and equipment and intangible assets with useful lives that range from 3 to 40 years. The Company believes the useful lives of its long-lived assets are reasonable. The Company also evaluates long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Triggering events include a significant change in the extent or manner in which long-lived assets are being used or in its physical condition, in legal factors, or in the business climate that could affect the value of the long-lived assets, including changes in regulation. The interpretation of such events requires judgment from management as to whether such an event has occurred and is required. If an event occurs that could effect the carrying value of the asset and management does not identify it as a triggering event, future results of operations could be significantly affected.

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

Excess of Cost over Fair Value of Net Assets Acquired
-----------------------------------------------------

On January 1, 2002, CE Generation adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which establishes the accounting for acquired goodwill and other intangible assets, and provides that goodwill and indefinite-lived intangible assets will not be amortized, but will be tested for impairment on an annual basis. CE Generation's related amortization consists solely of goodwill amortization, which has no income tax effect. In accordance with SFAS 142, CE Generation completed its initial goodwill impairment test, as of January 1, 2002, and its annual goodwill impairment test, as of October 31, 2002, during the fourth quarter of 2002, primarily using a discounted cash flow methodology. No impairment was indicated as a result of the impairment tests.

Following is a reconciliation of net income as originally reported for the years ended December 31, 2002, 2001 and 2000, to adjusted net income (in thousands):

                                            2002      2001      2000
                                           -------   -------   -------

          Reported net income ..........   $58,314   $58,808   $73,535
            Goodwill amortization ......      --       9,589     9,593
                                           -------   -------   -------
          Adjusted net income ..........   $58,314   $68,397   $83,128
                                           =======   =======   =======

Intangible Assets
-----------------

The following table summarizes the acquired intangible assets as of December 31 (in thousands):

                                                      2002
                                         -------------------------------
                                         Gross Carrying    Accumulated
                                             Amount        Amortization
                                         --------------   --------------

        Amortized Intangible Assets:
        Power Purchase Contracts .....   $      338,716   $      203,685
        Patented Technology ..........           46,290           15,385
                                         --------------   --------------
             Total ...................   $      385,006   $      219,070
                                         ==============   ==============


                                                      2001
                                         -------------------------------
                                         Gross Carrying    Accumulated
                                             Amount        Amortization
                                         --------------   --------------

        Amortized Intangible Assets:
        Power Purchase Contracts .....   $      338,716   $      185,466
        Patented Technology ..........           46,290           13,456
                                         --------------   --------------
             Total ...................   $      385,006   $      198,922
                                         ==============   ==============


Amortization expense on acquired intangible assets was $18.3 million for the year ended December 31, 2002. CE Generation expects amortization expense on acquired intangible assets to be $18.1 million for 2003 and $14.9 million for each of the four succeeding fiscal years.

Capitalization of Interest and Deferred Financing Costs
-------------------------------------------------------

Prior to the commencement of operations, interest is capitalized on the costs of the plants and geothermal resource development to the extent incurred. Capitalized interest and other deferred charges are amortized on a straight-line basis over the lives of the related assets.

Deferred financing costs are amortized over the term of the related financing using the effective interest method.

Revenue Recognition
-------------------

Revenues are recorded based upon electricity and steam delivered to the end of the month. See Note 4 for contractual terms of power sales agreements. Royalties earned from providing geothermal resources to power plants operated by other geothermal power producers are recorded when delivered.

Income Taxes
------------

CE Generation and its subsidiaries file a consolidated federal tax return. Deferred tax assets and liabilities are recognized based on the difference between the financial statement and tax bases of assets and liabilities using estimated tax rates in effect for the year in which the differences are expected to reverse.

Financial Instruments
---------------------

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards 133/138, "Accounting for Derivative Instruments and Hedging Activities", which was delayed by SFAS 137 and amended by SFAS 138. SFAS 133/138 requires an entity to recognize all of its derivatives as either assets or liabilities in its statement of financial position and measure those instruments at fair value. CE Generation adopted SFAS 133/138 effective January 1, 2001. As a result of the adoption of SFAS 133/138, CE Generation recorded the fair value of the interest rate swap agreements at January 1, 2001, which was approximately $6.0 million, net of tax of approximately $4.0 million. These interest rate swap agreements are considered cash flow hedges and therefore the offset is recorded in accumulated other comprehensive income. The adoption did not have an impact on results or operations or cash flows.

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

Reclassifications
-----------------

Certain reclassifications were made to the 2001 and 2000 financial statements to conform to the 2002 presentation.

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB, issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). This statement provides accounting and disclosure requirements for retirement obligations associated with long-lived assets and is effective January 1, 2003. This statement requires that the present value of retirement costs for which the Company has a legal obligation be recorded as liabilities with an equivalent amount added to the asset cost and depreciated over an appropriate period. The liability is then accreted over time by applying an interest method of allocation to the liability. Cumulative accretion and accumulated depreciation will be recognized for the time period from the date the liability would have been recognized had the provisions of this statement been in effect, to the date of adoption of this statement. The cumulative effect of initially applying this statement will be recognized as a cumulative effect of a change in accounting principle that is expected to be $2.5 million, net of tax of $1.6 million, in January 2003.

The Company's review identified legal retirement obligations for landfill and plant abandonment costs. The Company will record liabilities pursuant to SFAS No. 143 in January 2003. The Company used an expected cash flow approach to measure the obligations. The following proforma liabilities reflect amounts as if this statement had been applied during all periods (in thousands):

                                              2002     2001
                                             ------   ------

                    Plant abandonment ....   $3,798   $3,673
                    Landfill abandonment .    3,663    3,542


The plant abandonment had no previously recorded liability. The landfill abandonment had a previously recorded liability of $1.5 million.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not expect the adoption of FIN 45 to have a material effect on its financial position, results of operations, or cash flows.

3. EQUITY INVESTMENTS

CE Generation indirectly held noncontrolling general and limited partnership interests in Saranac Power Partners, L.P. (the "Saranac Partnership") which was formed to build, own and operate natural gas fired combined cycle cogeneration facilities. Under the Saranac Partnership agreement, the economic interests of the partners flip after certain limited partners achieve fixed rates of return. In January 2000, TPC Saranac Partner One Inc. and TPC Saranac Partner Two Inc. ("Tomen"), limited partners, achieved an after tax return of 8.35%. This achievement resulted in lower cash flows to Tomen and higher cash flows to CE Generation. Following this achievement, CE Generation's economic interest in the partnership increased to approximately 64%. Effective January 2000, the investment in the Saranac Partnership is no longer reported as an equity investment but is fully consolidated into CE Generation's financial results.

4. PROPERTIES, PLANTS, CONTRACTS AND EQUIPMENT, NET

Properties, plants, contracts and equipment comprise the following at December 31 (in thousands):

                                                     2002           2001
                                                  -----------    -----------
  Cost:
    Power plants ..............................   $ 1,288,281    $ 1,269,211
    Wells and resource development ............       180,151        173,363
    Power sales agreements ....................       338,716        338,716
    Licenses and equipment ....................        50,501         49,374
                                                  -----------    -----------
                                                    1,857,649      1,830,664
  Accumulated depreciation and amortization ...      (623,241)      (542,996)
                                                  -----------    -----------
                                                  $ 1,234,408    $ 1,287,668
                                                  ===========    ===========


The asset impairment in 2001 reflects the write off of the book value of a steam turbine which had been held in storage for use in new development projects and no longer had any significant value.

Significant Customers and Contracts
-----------------------------------

CE Generation's sales of electricity from the Imperial Valley Projects, comprised approximately 37%, 43%, and 41%, respectively, of 2002, 2001, and 2000 electricity and steam revenues. Of these sales, approximately 95%, 59% and 86% were to Southern California Edison ("Edison") in 2002, 2001 and 2000, respectively. Sales of electricity from the Saranac Project comprised approximately 37%, 31% and 33%, respectively, of the 2002 2001 and 2000 electricity and steam revenues. Of these sales approximately 98% were to New York State Electric and Gas ("NYSEG"). Sales of electricity from the Power Resources Project comprised approximately 19%, 16% and 17%, respectively, of the 2002, 2001 and 2000 electricity and steam revenues. Of these sales approximately 97% were to TXU Generation Company LP ("TXU"). Accounts receivable, approximately $25.1 million of which are from Edison, approximately $16 million from NYSEG and approximately $8 million from TXU are primarily uncollateralized receivables from long-term power purchase contracts described below. If the customers were unable to perform, CE Generation could incur an accounting loss equal to $63.6 million and $128.7 million at December 31, 2002, and 2001, respectively.

Imperial Valley Projects
------------------------

Each of the Imperial Valley Projects, excluding the CE Turbo and Salton Sea V Projects, sells electricity to Edison pursuant to a separate Standard Offer No. 4 Agreement ("SO4 Agreement") or a negotiated power purchase agreement. Each power purchase agreement is independent of the others, and the performance requirements specified within one such agreement apply only to the Project, which is subject to the agreement. The power purchase agreements provide for energy payments, capacity payments and capacity bonus payments. Edison makes fixed annual capacity payments and capacity bonus payments to the projects to the extent that capacity factors exceed certain benchmarks. The price for capacity is fixed for the life of the SO4 Agreements and are significantly higher in the months of June through September.

Energy payments for the SO4 Agreement were at increasing fixed rates for the first ten years after firm operation and thereafter at a rate based on the cost that Edison avoids by purchasing energy from the project instead of obtaining the energy from other sources ("Avoided Cost of Energy"). In June and November 2001, the Imperial Valley Projects, excluding the CE Turbo and Salton Sea V Projects, entered into Agreements Addressing Renewable Energy Pricing and Payment Issues with Edison ("Settlement Agreements"). The Settlement Agreements provide for amended energy payments under the SO4 Agreements. The amendments provide for fixed energy payments per kWh in lieu of Edison's Avoided Cost of Energy. The fixed energy payment was 3.25 cents per kWh from December 1, 2001 through April 30, 2002 and 5.37 cents per kWh commencing May 1, 2002 for a five-year period. Following the five-year period, the energy payments revert back to Edison's Avoided Cost of Energy.

For the years ended December 31, 2002, 2001 and 2000, Edison's average Avoided Cost of Energy was 3.5 cents, 7.4 cents and 5.8 cents per kWh, respectively. Estimates of Edison's future Avoided Cost of Energy vary substantially from year to year.

The Salton Sea I Project contracts to sell electricity to Edison pursuant to a 30-year negotiated power purchase agreement that commenced on July 1, 1987, as amended (the "Salton Sea I PPA"). The contract capacity and contract nameplate are each 10 MW. The capacity payment is based on the firm capacity price, which adjusts quarterly based on a basket of energy indices for the term of the Salton Sea I PPA is currently $154.45 per kW-year. The capacity payment is approximately $1.1 million per annum. The energy payment is calculated using a Base Price (defined as the initial value of the energy payment (4.7 cents per kWh for the second quarter of 1992)), which is subject to quarterly adjustments based on a basket of indices. The time period weighted average energy payment for Salton Sea I was 5.8, 5.9 and 5.7 cents per kWh during 2002, 2001 and 2000, respectively. As the Salton Sea I PPA is not an SO4 Agreement, the energy payments do not revert to Edison's Avoided Cost of Energy.

The Salton Sea II Project contracts to sell electricity to Edison pursuant to a 30-year modified SO4 Agreement that commenced on April 5, 1990. The contract capacity and contract nameplate are 15 MW (16.5 MW during on-peak periods) and 20 MW, respectively. The price for contract capacity and contract capacity bonus payments are fixed for the life of the modified SO4 Agreement. The annual capacity and bonus payments are approximately $3.3 million. The energy payments for the first ten-year period, which period expired on April 4, 2000, were levelized at a time period weighted average of 10.6 cents per kWh. Thereafter, the monthly energy payment was based on Edison's Avoided Cost of Energy. Edison is entitled to receive, at no cost, 5% of all energy delivered in excess of 80% of contract capacity through September 30, 2004.

The Salton Sea III Project contracts to sell electricity to Edison pursuant to a 30-year modified SO4 Agreement that commenced on February 13, 1989. The contract capacity and the contract nameplate are 47.5 MW and 49.8 MW, respectively. The price for contract capacity payments and capacity bonus payments is fixed at $175 per kW-year. The annual capacity and bonus payments are approximately $9.7 million. The energy payments for the first ten-year period, which period expired on February 12, 1999, were levelized at a time period weighted average of 9.8 cents per kWh. Thereafter, the energy payment was based on Edison's Avoided Cost of Energy.

The Salton Sea IV Project contracts to sell electricity to Edison pursuant to a modified SO4 Agreement which provides for contract capacity payments on 34 MW of capacity at two different rates based on the respective contract capacities deemed attributable to the original Salton Sea I PPA option (20 MW) and to the original Salton Sea IV SO4 Agreement ("Fish Lake PPA") (14 MW). The capacity payment price for the 20 MW portion adjusts quarterly based upon specified indices and the capacity payment price for the 14 MW portion is a fixed levelized rate. The capacity and bonus payments in 2002, 2001 and 2000 were approximately $5.5 million, $5.7 million and $5.4 million, respectively. The energy payment (for deliveries up to a rate of 39.6 MW) is at a base price, adjusted quarterly based on specified indices, for 55.6% of the total energy delivered by Salton Sea IV and is based on an energy payment schedule for 44.4% of the total energy delivered by Salton Sea IV. The contract has a 30-year term but Edison is not required to purchase the 20 MW of capacity and energy originally attributable to the Salton Sea I PPA option after September 30, 2017, the original termination date of the Salton Sea I PPA.

The Salton Sea V Project, which commenced operations in the third quarter of 2000, will sell approximately 22 MW of its output to Minerals pursuant to a 33 year power sales agreement. The agreement provides for energy payments based on the market rates available to the Salton Sea V Project, adjusted for wheeling costs. The Salton Sea V Project sells its remaining output through other market transactions.

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

The Leathers Project contracts to sell electricity to Edison pursuant to a 30-year SO4 Agreement that commenced on January 1, 1990. The contract capacity and contract nameplate are 34 MW and 38 MW, respectively. The annual capacity and bonus payments are approximately $7.5 million. The energy payment is based on Edison's Avoided Cost of Energy.

The Del Ranch Project contracts to sell electricity to Edison under a 30-year SO4 Agreement that commenced on January 2, 1989. The contract capacity and contract nameplate are 34 MW and 38 MW, respectively. The annual capacity and bonus payments are approximately $7.9 million.

The CE Turbo Project, which commenced commercial operation in the third quarter of 2000, sells its output through market transactions. The CE Turbo Project may sell its output to CalEnergy Minerals LLC ("Minerals"), a zinc facility owned by a subsidiary of MidAmerican, pursuant to a 33 year power purchase agreement. The agreement provides for energy payments based on the market rates available to the CE Turbo Project, adjusted for wheeling costs.

The  Imperial  Valley  Projects  other  than the  Salton  Sea I Project  receive transmission service from the Imperial Irrigation District to deliver electricity to Edison near Mirage, California. These projects pay a rate based on the Imperial Irrigation District's cost of service, which was $1.70 per month per kilowatt of service provided for 2002 and recalculated annually. The transmission service and interconnection agreements expire in 2015 for the Partnership Projects, 2019 for the Salton Sea III Project, 2020 for the Salton Sea II Project and 2026 for the Salton Sea IV Project. The Salton Sea V and the CE Turbo Projects have entered into 30-year agreements with similar terms with the Imperial Irrigation District. The Salton Sea I Project delivers energy to Edison at the project site and has no transmission service agreement with the Imperial Irrigation District.

Royalties
---------

Royalty expense for the years ended December 31, 2002, 2001 and 2000, which is included in plant operations in the consolidated statements of operations, comprise the following (in thousands):

                                        2002      2001      2000
                                       -------   -------   -------

              Salton Sea I & II ....   $   772   $   668   $   836
              Salton Sea III .......     1,891     1,391     1,523
              Salton Sea IV ........     3,965     2,309     2,618
              Salton Sea V .........       212       796     1,014
              Vulcan ...............       689       918       709
              Elmore ...............       906     1,277     1,026
              Leathers .............     1,178     1,645     1,367
              Del Ranch ............     1,169     1,445     1,323
              CE Turbo .............        41       123       187
                                       -------   -------   -------
              Total ................   $10,823   $10,572   $10,603
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

The Salton Sea Project's weighted average royalty expense in 2002, 2001 and 2000 was approximately 9.8%, 6.0%, and 6.1%, respectively. The royalties are paid to numerous recipients based on varying percentages of electrical or steam production multiplied by published indices.

Gas Projects
------------

The Saranac Project sells electricity to NYSEG pursuant to a 15 year negotiated power purchase agreement (the "Saranac PPA"), which provides for capacity and energy payments. Capacity payments, which in 2002 total 2.68 cents per kWh are received for electricity produced during "peak hours" as defined in the Saranac PPA and escalate at approximately 4.1% annually for the remaining term of the contract. Energy payments, which averaged 7.86 cents per kWh in 2002, escalate at approximately 4.4% annually for the remaining term of the Saranac PPA. The Saranac PPA expires in June of 2009. The Saranac Project sells steam to Georgia-Pacific and Tenneco Packaging under long-term steam sales agreements. CE Generation believes that these agreements will enable the Saranac Project to sell the minimum annual quantity of steam necessary for the Saranac Project to maintain its qualifying facility status under the Public Utility Regulatory Policies Act of 1978, ("PURPA") for the term of the Saranac PPA.

The Saranac Project purchases natural gas from Coral Energy under a 15-year gas supply agreement that expires in 2009. The price was $3.24 per million MMBtu, at December 2002 and escalates at the rate of 4% per year. Coral Energy delivers the gas to the pipeline owned by the Saranac Project's subsidiary, North Country Gas Pipeline, which transports the gas to the Saranac Project.

The Power Resources Project sells electricity to TXU pursuant to a 15 year negotiated power purchase agreement ("the Power Resources PPA"), which provides for capacity and energy payments. Capacity payments and energy payments, which in 2002 are $3.6 million per month and 3.5 cents per kWh, respectively, escalate at 3.5% annually for the remaining term of the Power Resources PPA. The Power Resources PPA expires in September 2003. The Power Resources Project sells steam to Fina Oil and Chemical under a 15-year agreement. Power Resources has agreed to supply Fina with up to 150,000 pounds per hour of steam. As long as the Power Resources Project meets its supply obligations, Fina is required to purchase at least the minimum amount of steam per year required to allow the Power Resources Project to maintain its qualifying facility status under PURPA.

Fina Oil and Chemical supplies 3,600 MMBtu of refinery fuel gas to the Power Resources project under an agreement that expires in 2003. The delivery point is at the Power Resources Project. The price was $3.02 per MMBtu in 2002 and escalates at 2% per year. Dominion Oklahoma Texas Exploration and Production, Inc., ("Dominion"), formerly Louis Dreyfus Natural Gas Corporation, also supplies natural gas for the Power Resources Project under a gas supply agreement that expires in 2003. The price for the first 31,200 MMBtu per day under the agreement was $2.48 per MMBtu in 2002 and escalates incrementally to $2.57 per MMBtu in 2003. The price for the second 3,000 MMBtu per day under the agreement is set at the West Texas spot price plus $.05 per MMBtu. Additional gas may be purchased under the agreement at prices that are negotiated with Dominion. Dominion delivers the gas to Westar Transmission System, which transports the gas for Power Resources to the project at a rate of $.06 to $.12 per MMBtu depending upon the point of entry into the Westar Transmission system.

Depending upon several market variables, the Power Resources Project could continue operation after the expiration of the Power Resources PPA. On December 30, 2002, Power Resources obtained an exempt wholesale generator order from the Federal Energy Regulatory Commission.

The Saranac and Power Resources Projects each delivers energy to its respective power purchaser at or near the site of its project and does not utilize transmission service provided by any other party. The facilities to interconnect each of these projects to the system of the power purchaser were constructed under the terms of its power purchase agreement.

The Yuma Project sells electricity to San Diego Gas & Electric Company ("SDG&E") under an existing 30-year power purchase contract commencing in May 1994. The energy is sold at SDG&E's Avoided Cost of Energy and the capacity is sold to SDG&E at a fixed price for the life of the power purchase contract. The annual capacity payments are approximately $8.4 million. The power is wheeled to SDG&E over transmission lines constructed and owned by Arizona Public Service Company ("APS"). The Yuma Project sells steam to Queen Carpet, Inc. pursuant to an agreement that expires on May 1, 2024. Queen Carpet is required to take a minimum of 126,900 MMBtus of steam per year, which the Yuma Project needs to maintain its qualifying facility status under PURPA.

The Yuma Project purchases natural gas from Southwest Gas Corporation ("Southwest Gas"). The Yuma Project is entitled to direct Southwest Gas to purchase gas from any of several gas supply basins and transport it to the project. The

Yuma Project pays a price based on the applicable index for the relevant basin. The agreement may be terminated by either party, in which case Southwest Gas would be required to provide gas transportation service under its transportation tariff to the Yuma Project.

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

The outstanding $21.7 million of project financing debt, as of December 31, 2002, is scheduled to be repaid during 2003.

Under the Power Resources Project's term loan agreement, certain covenants and conditions must be met before cash distributions can be made, the most significant of which is the maintenance of a historical quarterly debt service coverage ratio of at least 1.20:1.00 in order to permit all available cash to be distributed. The Power Resource Project was in compliance with these requirements at December 31, 2002.

Effective June 5, 1989, the Power Resource Project entered into an interest rate swap agreement with the lender as a means of hedging floating interest rate exposure related to its 15-year term loan. The swap agreement was for initial notional amounts of $55.0 million and $110.0 million, declining in correspondence with the principal balances, and effectively fixed the interest rates at 9.385% and 9.625%, respectively, excluding the interest margin. The swap agreements are settled in cash based on the difference between a fixed and floating (index based) price for the underlying debt. The notional values of these financial instruments were $21.7 million and $42.1 million at December 31, 2002 and 2001, respectively. The Power Resource Project would be exposed to credit loss in the event of nonperformance by the lender under the interest rate swap agreement. However, the Power Resource Project does not anticipate nonperformance by the lender. The fair value of the swap as of December 31, 2002 and 2001 is $1.1 million and $3.1 million, respectively, and is included in accrued liabilities in the balance sheet.

The interest rate can be increased by payments under a Compensation Agreement included in the Power Resources' Project term loan. The Compensation Agreement, which entitles two of the term lenders to receive quarterly payments equivalent to a percentage of the Power Resources Project's discretionary cash flow ("DCF") as separately defined in the agreement, became effective for a 13-year period ending December 31, 2003. Under certain conditions relating to the amount of the Power Resources Project cash flow and the restrictions on cash distributions, the Power Resource Project has the option to replace the payment obligation in a quarter with a payment to be calculated in a future quarter and added to the end of the initial term of the agreement. The Compensation Agreement entitles the lenders to payments totaling 10% of DCF for the first ten years, 7.5% of DCF for the next three years and 10% of DCF for each quarter added to the initial term of the agreement. The Power Resource Project recorded additional interest expense of $1.3 million, $1.1 million and $1.2 million for the years ended December 31, 2002, 2001 and 2000, respectively, related to amounts owed under the Compensation Agreement.

In October 1994, the Saranac Partnership signed a 14-year note payable agreement with a lender for an initial principal amount of $204.6 million. Under the terms of the note payable agreement, interest rate alternatives include an option to use a Eurodollar rate or the lender's base rate. Each option includes an interest margin in addition to the applicable rate selected. The selected interest rate plus interest margin at December 31, 2002, 2001, and 2000 was 2.92313%, 3.71625% and 7.5238%, respectively.

Maturities of the note payable at December 31, 2002 are as follows (in thousands):

                                              AMOUNT
                                             --------

                           2003 ..........   $ 18,827
                           2004 ..........     22,100
                           2005 ..........     26,193
                           2006 ..........     31,104
                           2007 ..........     34,378
                           Thereafter ....      8,798
                                             --------
                           Total .........   $141,400
                                             ========

The note agreements are collateralized by all of the Saranac Partnership's assets. The Saranac Partnership is restricted by the terms of the note payable agreement from making distributions or withdrawing any capital accounts without the consent of the lender. Under the terms of the note payable agreement, distributions may be made to the partners in accordance with the terms of the Saranac Partnership Agreement. The note payable agreement also requires the Saranac Partnership to maintain certain covenants. The Saranac Partnership was in compliance with these requirements at December 31, 2002.

Effective October 7, 1994, the Saranac Partnership entered into an interest rate swap agreement with the lender as a means of hedging floating interest rate exposure related to its 14-year note payable. The swap agreement was an initial notional amount of $204.6 million and effectively fixes the interest rate at 8.185%, which increased to 8.31% in October 2001 and will increase to 8.56% in October 2005. The Saranac Partnership is exposed to credit loss in the event of nonperformance by the lender under the interest rate swap agreement. However, the Saranac Partnership does not anticipate nonperformance by the lender. The fair value of the swap as of December 31, 2002 and 2001 was $19.9 million and $13.2 million, respectively, and is included in accrued liabilities in the balance sheet.

The Saranac Partnership has issued an irrevocable letter of credit to its gas supplier in the amount of $14.8 million. The Saranac Partnership has approximately $5.7 million available in additional unissued letters of credit. Annual fees related to these letters of credit are calculated as 1.75% of the issued balance and 0.5% of the unissued balance.

6. SALTON SEA NOTES AND BONDS

The Salton Sea Funding Corporation (the "Funding Corporation"), a wholly-owned indirect subsidiary of CE Generation, has issued debt securities as follows (in thousands):

                   SENIOR                                      DECEMBER 31,
                   SECURED                                  -------------------
  ISSUED DATE      SERIES    FINAL MATURITY DATE    RATE      2002       2001
----------------   -------   -------------------    -----   --------  ---------

July 21, 1995      B Bonds   May 30, 2005           7.37%   $ 56,661   $ 79,360
July 21, 1995      C Bonds   May 30, 2010           7.84%    109,250    109,250
June 20, 1996      E Bonds   May 30, 2011           8.30%     46,322     47,922
October 13, 1998   F Bonds   November 30, 2018      7.48%    279,445    283,718
                                                    -----    --------   --------
                                                             $491,678   $520,250
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

On October 13, 1998, Funding Corporation completed a sale to institutional investors of $285 million aggregate amount of 7.475% Senior Secured Series F Bonds due November 30, 2018. A portion of the proceeds was used to fund the cost of construction of, and was advanced to, the Zinc Recovery Project, which is indirectly 100% owned by Salton Sea Minerals Corp., a MEHC affiliate not owned by CE Generation. The direct and indirect owners of the Zinc Facility (the "Zinc Guarantors", which include Salton Sea Minerals Corp. and Minerals) are among the guarantors of the Funding Corporation debt. In connection with the divestiture, MEHC guaranteed the payment by the Zinc Guarantors of a specified portion of the scheduled debt service on the Imperial Valley Project Loans, including the current principal amount of approximately $137.8 million, which is included in note receivable to related party in the accompanied consolidated balance sheet and associated interest.

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

Annual repayments of the Salton Sea Notes and Bonds for the years ending December 31 are as follows (in thousands):

                                             AMOUNT
                                             --------

                           2003...........   $ 28,087
                           2004...........     30,588
                           2005...........     30,375
                           2006...........     27,744
                           2007...........     26,146
                           Thereafter ....    348,738
                                             --------
                           Total .........   $491,678
                                             ========

CE Generation's ability to obtain distributions from its investment in the Salton Sea Projects and Partnership Projects is subject to the following conditions:

     o the depositary accounts for the Salton Sea Notes and Bonds must be fully funded;

     o there cannot have occurred and be continuing any default or event of default under the Salton Sea Notes and Bonds;

     o the historical debt service coverage ratio of Funding Corporation for the prior four fiscal quarters must be at least 1.4 to 1.0, if the distribution occurs prior to 2000, or 1.5 to 1.0, if the distribution occurs during or after 2000; and

     o there must be sufficient geothermal resources to operate the Salton Sea Projects at their required levels.

On July 21, 1995, Funding Corporation obtained a $15 million seven-year revolving credit agreement between Credit Suisse as bank and agent and other lenders. Interest rate is at the Adjusted Base Rate plus .375% or at the LIBOR rate plus 100 basis points. On May 26, 2000 the Funding Corporation borrowed $15 million under its revolving credit agreement. The loan was repaid in two installments, $5 million on July 26, 2000 and $10 million on August 28, 2000. There were no borrowings during the years ended December 31, 2002 and 2001.

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

The Senior Secured Bonds are primarily secured by the following collateral:

     o    all available cash flow (as defined);

     o    a pledge of 99% of the equity interests in Salton Sea Power and all of
          CE   Generation's   equity   interests   in  its  other   consolidated
          subsidiaries;

     o    a pledge of all of the capital stock of SECI Holding Inc.;

     o    a grant of a lien on and security interest in the depository accounts;
          and

     o to the extent possible, a grant of a lien on and security interest in all of CE Generation's other tangible and intangible property, to the extent assignable.

CE Generation has issued a debt service reserve letter of credit in the amount of $24.3 million.

Annual repayments of the Senior Secured Bonds for the years ending December 31 are as follows (in thousands):

                                              AMOUNT
                                             --------

                           2003...........   $ 18,000
                           2004...........     14,600
                           2005...........     14,800
                           2006...........     19,200
                           2007...........     18,000
                           Thereafter ....    271,800
                                             --------
                           Total .........   $356,400
                                             ========


8. INCOME TAXES

Provision for income tax is comprised of the following at December 31 (in thousands):

                                     2002        2001        2000
                                   --------    --------    --------
             Current:
               Federal .........   $   (873)   $ 20,412    $ 15,296
               State ...........        (58)      4,749       2,758
                                   --------    --------    --------
                                       (931)     25,161      18,054
                                   --------    --------    --------

             Deferred:
               Federal .........      8,991       3,762          64
               State ...........      1,499        (385)      3,284
                                   --------    --------    --------
                                     10,490       3,377       3,348
                                   --------    --------    --------
             Total provision ...   $  9,559    $ 28,538    $ 21,402
                                   ========    ========    ========

A reconciliation of the federal statutory tax rate to the effective tax rate applicable to income before provision for income taxes follows:

                                                        2002     2001     2000
                                                       -----    -----    -----
     Federal statutory rate ........................   35.0%    35.0%    35.0%
     Increases (reductions) in taxes resulting from:
       Percentage depletion ........................   (18.1)   (5.9)    (4.8)
       Investment and energy tax credits ...........   (2.3)    (1.7)    (13.0)
       Goodwill amortization .......................   --        2.8      3.0
       State taxes, net of federal benefit .........    3.3      2.4      3.6
       Minority interest ...........................   (8.2)    (4.6)    (4.9)
       Other items, net ............................    1.1     (3.9)     0.5
                                                       ----     ----     ----
     Effective tax rate ............................   10.8%    24.1%    19.4%
                                                       ====     ====     ====

During 2002, the Company made considerable progress on several significant income tax examination matters for prior tax years, including percentage of depletion, which resulted in a decrease in income tax expense of $15.1 million in 2002.

Income tax expense is only provided for the taxable earnings of the Company, including its partnership interests. No provision for income taxes is provided in the accompanying consolidated financial statements for the minority interests share of the partnership earnings.

Deferred tax liabilities (assets) comprise the following at December 31 (in thousands):

                                                           2002         2001
                                                         ---------    ---------
Deferred tax liabilities:
  Properties, plant, contracts and equipment .........   $ 262,921    $ 260,444
  Other ..............................................       1,498        3,048
                                                         ---------    ---------
    Total deferred tax liabilities ...................     264,419      263,492
                                                         ---------    ---------
Deferred tax assets:
  Accruals not currently deductible for tax purposes .      (4,919)     (16,931)
  General business tax credits .......................     (11,467)      (8,679)
                                                         ---------    ---------
    Total deferred tax assets ........................     (16,386)     (25,610)
                                                         ---------    ---------
Net deferred tax liabilities .........................   $ 248,033    $ 237,882
                                                         =========    =========

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The carrying amounts in the table below are included in the consolidated balance sheets under the indicated captions (in thousands):

                                                    2002                    2001
                                            ---------------------   ---------------------
                                            Carrying   Estimated    Carrying   Estimated
                                             Value     Fair Value    Value     Fair Value
                                            --------   ----------   --------   ----------

Financial Assets:
  Note receivable from related parties .    $137,789    $126,765    $139,896    $121,294

Financial Liabilities:
  Project loans ........................     163,142     163,142     199,020     199,020
  Salton Sea notes and bonds ...........     491,678     464,552     520,250     478,809
  Interest rate swaps ..................      21,023      21,023      16,300      16,300
  Senior secured bonds .................     356,400     313,632     377,000     321,325

10.  COMMITMENTS AND CONTINGENCIES

Edison and the California Power Exchange
----------------------------------------

Due to reduced liquidity, Edison had failed to pay approximately $119 million owed under the power purchase agreements with the Imperial Valley Projects (excluding the Salton Sea V and CE Turbo Projects) for power delivered in the fourth quarter 2000 and the first quarter 2001. Due to Edison's failure to pay contractual obligations, the Imperial Valley Projects (excluding the Salton Sea V and CE Turbo Projects) had established an allowance for doubtful accounts of approximately $21 million as of December 31, 2001.

As a result of uncertainties related to Edison, the letter of credit that supports the debt service reserve fund at Salton Sea Funding Corporation has not been extended beyond its current July 2004 expiration date, and as such, cash distributions are not available to CE Generation until the Salton Sea Funding Corporation debt service reserve fund of approximately $67.6 million has been funded or the letter of credit has been extended beyond its July 2004 expiration date or replaced. The fund has a cash balance of $46.3 million as of December 31, 2002

Pursuant to a settlement agreement the final payment by Edison for past due balances was received March 1, 2002. Following the receipt of Edison's payment of past due balances, the Imperial Valley Projects released the remaining allowance for doubtful accounts.

Edison has disputed a portion of the settlement agreement and has failed to pay approximately $3.9 million of capacity bonus payments for the months from October 2001 through May 2002. On December 10, 2001 the Imperial Valley Projects (excluding the Salton Sea I, Salton Sea V and CE Turbo Projects) filed a lawsuit against Edison in California's Imperial County Superior Court seeking a court order requiring Edison to make the required capacity bonus payments under the Power Purchase Agreements. Due to Edison's failure to pay these contractual obligations, the Imperial Valley Projects have established an allowance for doubtful accounts of approximately $2.7 million. The Project entities are vigorously pursuing collection of the capacity bonus payments.

On March 25, 2002, Salton Sea II's 10 MW turbine went out of service due to an uncontrollable force event. Such uncontrollable force event ended, and Salton Sea II returned to service, on December 17, 2002. Edison has failed to recognize the uncontrollable force event and as such has not paid amounts otherwise due and owing and has improperly derated Salton Sea II from 15 MW to 12.5 MW, under the Salton Sea II Power Purchase Agreement.

In January 2001, the California Power Exchange ("PX") declared bankruptcy. As a result, the Salton Sea V and CE Turbo Projects have not received payment for power sold under the Transaction Agreements during December 2000 and January 2001 of approximately $3.8 million. The Imperial Valley Projects have established an allowance for doubtful accounts for the full amount of this receivable. The Project entities are vigorously pursuing collection.

Other Commitments
-----------------

Power Resources has contracted to purchase natural gas for its cogeneration facility under two separate agreements, an 8-year agreement for up to 40,000 MMBTU per day, which expires in December 2003 and a 15-year agreement for 3,600 MMBTU per day which expires in June 2003. These agreements include annual price adjustments, and the 15-year agreement includes a provision, which allows the seller to terminate the agreement with a two-year written notice. As of December 31, 2002, the seller had not elected to terminate this agreement; therefore, the minimum volumes under the 15-year and 8-year agreements for the year ending December 31, 2003 are included in the future minimum payments under these contracts of approximately $24.9 million.

CE Generation's geothermal and cogeneration facilities are qualifying facilities under and their contracts for the sale of electricity are subject to regulations under PURPA. In order to promote open competition in the industry, legislation has been proposed in the U.S. Congress that calls for either a repeal of PURPA on a prospective basis or the significant restructuring of the regulations governing the electric industry, including sections of PURPA. Current federal legislative proposals would not abrogate, amend, or modify existing contracts with electric utilities. The ultimate outcome of any proposed legislation is unknown at this time.

The Saranac Partnership has a contract to purchase natural gas from a third party, for its cogeneration facility for a period of 15 years for an amount up to 51,000 MMBtus per day which expires in 2009. The price for such deliveries is a stated rate, escalated annually at a rate of 4%. The minimum volumes under the agreement for the years ending December 31 are included in the future minimum payments under the contract as follows (in thousands):

                                              AMOUNT
                                             --------

                           2003...........   $ 63,373
                           2004...........     66,088
                           2005...........     68,544
                           2006...........     71,286
                           2007...........     74,134
                           Thereafter ....    130,123
                                             --------
                           Total .........   $473,548
                                             ========

The Salton Sea V Project is obligated to supply the electricity demands of the Zinc Recovery Project, which commenced operations in December 2002, at the market rates available to the Salton Sea V Project, less the wheeling costs. Salton Sea V Project, which commenced operations in the third quarter of 2000, expects to sell up to 22 MW of its output to Minerals. The remainder of the Salton Sea V Project output is sold through other market transactions.

Environmental
-------------

The Company is subject to numerous legislative and regulatory environmental protection requirements involving air and water pollution, waste management, hazardous chemical use, noise abatement, and land use aesthetics.

State and federal environmental laws and regulations currently have, and future modifications may have, the effect of (i) increasing the lead time for the construction of new facilities, (ii) significantly increasing the total cost of new facilities, (iii) requiring modification of the Company's existing facilities,  (iv)  increasing the risk of delay on  construction  projects,  (v)
increasing the Company's cost of waste disposal and (vi) reducing the reliability of service provided by the Company and the amount of energy available from the Company's facilities. Any of such items could have a substantial impact on amounts required to be expended by the Company in the future. Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other social and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating sites, other companies' clean-up experience and data released by the Environmental Protection Agency or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new circumstances, and are included in the accompanying balance sheets at their undiscounted amounts. As of December 31, 2002 and 2001, the environmental liabilities recorded on the balance sheet were $5.3 million and $4.2 million, respectively.

11. RELATED PARTY TRANSACTIONS

Pursuant to the Administrative Services Agreement, MEHC provides certain administrative and management services to CE Generation, and MEHC's executive, financial, legal, tax and other corporate staff departments perform certain services for CE Generation. Expenses incurred by MEHC and allocated to CE Generation were estimated based on the individual services and expense items provided. There were no allocated expenses in 2002 however allocated expenses totaled $3.4 million in 2001 and $2.5 million in 2000, and are included in general and administrative expense. On August 1, 2002, the Administrative Services Agreement between MEHC and CE Generation was amended to provide for a fixed monthly fee in lieu of certain expenses, which were being allocated. The fixed fee, which was retroactive to January 1, 2002 and ends December 2004, is $258,333 per month and is included in general and administrative expense.

The Company participates in multi-employer pension plans sponsored by MEHC. The Company's contributions to the various plans was approximately $1.8 million, $1.6 million and $1.2 million in 2002, 2001 and 2000, respectively.

On May 26, 2000, CE Generation issued a $6.5 million 10% note due June 15, 2005, in favor of MidAmerican and a $6.5 million 10% note due June 15, 2005 in favor of EPME Company. The notes were repaid on October 16, 2000.

On September 29, 2000, Salton Sea Power and CE Turbo entered into an agreement to sell all available power from the Salton Sea V Project and CE Turbo Project to EPME. Under the terms of the agreement, EPME purchased and sold available power on behalf of Salton Sea Power and CE Turbo, into the California ISO markets. The purchase price for the available power was equivalent to the value actually received by EPME for the sale of such power, including renewable premiums.

On January 17, 2001, Salton Sea Power and CE Turbo entered into a Transaction Agreement to sell available power from the Salton Sea V Project and CE Turbo Project to EPME. Under the terms of the agreement, at the option of Salton Sea Power and CE Turbo, EPME purchased all available power from the Salton Sea V Project and CE Turbo Project based on day ahead price quotes received from EPME.

On March 27, 2001 and May 1, 2001, the Imperial Valley Projects entered into Transaction Agreements to sell available power to EPME based on percentages of the Dow Jones SP-15 Index. On June 22, 2001, the Imperial Valley Projects (excluding the Salton Sea V Project and CE Turbo Project) ceased selling available power to EPME and resumed power sales to Edison under the Power Purchase Agreements ("PPAs"). Effective September 16, 2002 Salton Sea Power and CE Turbo entered into Transaction Agreements to sell available power to EPME at increased percentages of the Dow Jones SP-15 Index.

Pursuant to these agreements, sales to EPME from the Company totaled $8.9 million, $102.8 million and $19.5 million in 2002, 2001 and 2000, respectively. As of December 31, 2002 and 2001, accounts receivable from EPME were $1.4 million and $11.8 million, respectively.

Pursuant to the November 1, 1998 Amended and Restated Power Sales Agreements, Salton Sea Power and CE Turbo are to provide Minerals with its full electrical energy requirements at the market rates available to them, less wheeling costs.

Effective August 1, 2002, Salton Sea Power and CE Turbo amended their respective power sale agreements with Minerals to provide for a fixed price of $31.00 per megawatt hour for all hours of August 1, 2002 through December 31, 2002. Pursuant to these agreements, sales to Minerals from Salton Sea Power totaled $0.4 million and $0.9 million for the years ended December 31, 2002 and 2001, respectively, and there were no sales to Minerals from CE Turbo for the years ended December 31, 2002 and 2001, respectively. There were no material accounts receivable balances at December 31, 2002 and 2001.

12. SUBSEQUENT EVENTS

On January 29, 2003, TransAlta USA Inc. ("TransAlta"), a wholly owned subsidiary of TransAlta Corporation, purchased EPME's 50% interest in CE Generation. Pursuant to a Transaction Agreement dated January 29, 2003, Salton Sea Power and CE Turbo and began selling available power to TransAlta on February 12, 2003 based on percentages of the Dow Jones SP-15 Index. Such agreement will expire on October 15, 2003.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


EXECUTIVE OFFICER                POSITION

Edward J. Heinrich               President
Douglas L. Anderson              Senior Vice President
Wayne F. Irmiter                 Vice President and Controller
Stefan A. Bird                   Director
Ian A. Bourne                    Director
J. Thomas Coyle                  Director
Patrick J. Goodman               Director

EDWARD J. HEINRICH, 49, President of CE Generation, LLC, is responsible for independent power plant operations and construction in the United States. Heinrich joined the company in November 1993. From December 1987 to October 1993, he was site manager for Sithe Energies U.S.A., Inc., a non-utility developer of power facilities. Prior to that, Heinrich worked in engineering for the U.S. Navy, with a focus on turbine-powered ships. Heinrich has also served as a project manager for Sundt Corporation, a construction and construction management company.

DOUGLAS  L.  ANDERSON,   45,  Senior  Vice  President  and  General  Counsel  of
MidAmerican and a Senior Vice President of CE Generation. Mr. Anderson joined MidAmerican in February 1993. From 1990 to 1993, Mr. Anderson was a business attorney with Fraser, Stryker, in Omaha. From 1987 through 1989, Mr. Anderson was a principal in the firm Anderson & Anderson. Prior to that, he was an attorney with Foster, Swift, Collins & Smith, P.C. in Lansing, Michigan.

WAYNE F. IRMITER, 37, Vice President and Controller of CE Generation. Mr. Irmiter joined MidAmerican as Vice President and Chief Accounting Officer in November 2002. Mr. Irmiter is a Certified Public Accountant and from 1988 to 1993 he worked in public accounting. Most recently, Mr. Irmiter was with Gateway, Inc. in various management positions including Director-Strategic Initiatives and Director-Finance.

STEFAN A. BIRD, 36, Vice President, Project Development of MidAmerican and a director of CE Generation. Mr. Bird joined MidAmerican in January of 1998 as Project Development Manager and was promoted to Vice President, Project Development in August 1999. Prior to joining MidAmerican, Mr. Bird held various positions at Koch Industries from 1989 to 1997 including Director of Finance, Latin America for Koch Industries International in Mexico City; Director of Marketing and Risk Manager for Koch Power Services in Houston, Texas; Senior Financial Analyst for Koch International Financial Services in Fribourg,
Switzerland; Project Manager, Corporate Development for Koch Industries in Wichita, Kansas; and Project Engineer and Maintenance Planner for Koch Refining Company in St. Paul, Minnesota.

IAN A. BOURNE, 55, Executive Vice President and Chief Financial Officer of TransAlta and a director of CE Generation. Mr. Bourne joined TransAlta in January 1998 as senior vice president and chief financial officer and was appointed to his current position June 1, 1998. Immediately prior to joining TransAlta, Mr. Bourne had been senior vice-president and chief financial officer of Canada Post Corporation from 1992. Prior to 1992 Mr. Bourne gained extensive financial experience with General Electric, including positions as European treasurer, based in London; chief financial officer for GE Canada, and chief financial officer for GE Medical Systems Europe, based in Paris.

J. THOMAS COYLE, 55, President of TransAlta Energy Marketing U.S. Inc. and a director of CE Generation. Mr. Coyle joined TransAlta in 1998 as Director, Risk Portfolio Management, Energy Marketing. Prior to joining TransAlta, Mr. Coyle held various positions at Petro-Canada from 1986 to 1997 including Portfolio Manager - Natural Gas Marketing, Manager Market Development - Natural Gas Marketing and Risk Manager.

PATRICK J. GOODMAN, 36, Senior Vice President and Chief Financial Officer of MidAmerican and a director of CE Generation. Mr. Goodman joined MidAmerican in June 1995 and served as Manager of Consolidation Accounting until September 1996 when he was promoted to Controller. Mr. Goodman was promoted to Chief Financial Officer in April 1999. Prior to joining MidAmerican, Mr. Goodman was a financial manager for National Indemnity Co. from 1993 to 1995 and a certified public accountant at Coopers & Lybrand from 1989 to 1993.

ITEM 11. EXECUTIVE COMPENSATION.

CE Generation's directors and executive officers receive no remuneration for serving in such capacities.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Fifty percent of CE Generation's interests are owned by MidAmerican and the other 50% are owned by the Class A Holder. There is no public trading market for CE Generation's membership interests. None of the directors or executive officers beneficially own any of the equity interests. MidAmerican's common stock is not publicly traded. TransAlta is owned by TransAlta Corporation. Both El Paso Corporation's and TransAlta Corporation's common stock is publicly traded on the New York Stock Exchange.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

CE Generation is 50% owned by MidAmerican and 50% owned by the Class A Holder. CE Generation's activities are restricted by the terms of the indenture for the Securities to (1) ownership of the Company's subsidiaries and related activities, (2) acting as issuer of securities and other indebtedness as permitted under the indenture and related activities and (3) other activities which could not reasonably be expected to result in a material adverse effect so long as the rating agencies confirm that these activities will not result in a downgrade of their ratings of the Securities. CE Generation and each of the assigning subsidiaries have been organized and are operated as legal entities separate and apart from MidAmerican, TransAlta and their other affiliates, and, accordingly, the Company's assets and the assets of the assigning subsidiaries will not be generally available to satisfy the obligations of MidAmerican, TransAlta or any of their other affiliates. However, the Company's and the assigning subsidiaries' unrestricted cash and other assets which are available for distribution may, subject to applicable law and the terms of CE Generation's and the assigning subsidiaries' financing arrangements, be advanced, loaned, paid as dividends or otherwise distributed or contributed to MidAmerican, TransAlta or their affiliates. The securities are non-recourse to MidAmerican and TransAlta.

MidAmerican entered into an administrative services agreement with CE Generation and TransAlta entered into a power marketing services agreement and a fuel management services agreement with CE Generation. MidAmerican and TransAlta are reimbursed for the actual costs and expenses of performing their obligations under these agreements. These agreements each have an initial term of one year and then continue from year to year until terminated by either party.

CE Generation also entered into an agreement with MidAmerican and EPME to provide EPME with a right of first refusal for the Company to participate in the development of any future geothermal power projects or combined geothermal power and mineral recovery projects proposed by MidAmerican in the area of the geothermal reservoir that currently supplies geothermal resources to the Imperial Valley projects in return for the payment of a royalty to MidAmerican. If EPME elects not to participate, the agreement gives MidAmerican the right to develop the new project upon a showing that there are sufficient geothermal resources for both the new project and the Company's existing projects. EPME assigned all its interests in the agreement to TransAlta.

ITEM 14. CONTROLS AND PROCEDURES.

     a) Evaluation of disclosure controls and procedures: Based on the Company's evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the principal executive officer and principal financial officer have concluded that the disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the Exchange Act)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

     b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  Financial Statements and Schedules

          (i)  Financial Statements

               Financial Statements are included in Part II of this Form 10-K

          (ii) Financial Statement Schedules

               See  Schedule II on page 56 .

     (b)  Reports on Form 8-K

          The  Company filed a Current Report on Form 8-K on November 14, 2002.

     (c)  Exhibits

          The exhibits listed on the accompanying Exhibit Index are filed as part of this Annual Report.

     (d) Financial statements required by Regulations S-X, which are excluded from the Annual Report by Rule 14a-3(b).

          Not  Applicable

SCHEDULE II


                               CE GENERATION, LLC
                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2002
                             (Amounts in thousands)


COLUMN A                                 COLUMN B     COLUMN C     COLUMN D      COLUMN E
--------                                 --------     --------     --------      --------
                                         Balance at   Additions                  Balance
                                         Beginning     Charged                   at End
Description                               of Year     to Income    Deductions    of Year
-----------                              ----------   ----------   ----------   ----------
Allowance for doubtful accounts

Year ended 2002 ......................   $   24,754   $     --     $ (18,258)   $    6,496
                                         ==========   ==========   =========    ==========

Year ended 2001 ......................   $     --     $   24,754   $    --      $   24,754
                                         ==========   ==========   =========    ==========

Year ended 2000 ......................   $     --     $     --     $    --      $     --
                                         ==========   ==========   =========    ==========
Reserves Not Deducted from Assets (1):

Year ended 2002 ......................   $    6,132   $    3,509   $  (3,341)   $    6,300
                                         ==========   ==========   =========    ==========

Year ended 2001 ......................   $    9,102   $    2,000   $  (4,970)   $    6,132
                                         ==========   ==========   =========    ==========

Year ended 2000 ......................   $    3,540   $    8,150   $  (2,588)   $    9,102
                                         ==========   ==========   =========    ==========


(1) Reserves not deducted from assets include estimated liabilities for litigation and environmental compliance at the Imperial Valley Projects.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Omaha, State of Nebraska, on this 28th day of March, 2003.

                            CE Generation LLC

                            /s/ Edward J. Heinrich
                            -----------------------
                            By: Edward J. Heinrich
                            President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                                               Date
----------------------------                                --------------

/s/ Edward J. Heinrich                                     March 28, 2003
-----------------------
Edward J. Heinrich
President
(Principal Executive Officer)

/s/ Wayne F. Irmiter                                       March 28, 2003
--------------------
Wayne F. Irmiter
Vice President and Controller
(Principal Accounting Officer)

/s/ Stefan A. Bird                                         March 28, 2003
-------------------
Stefan A. Bird
Director

/s/ Ian A Bourne*                                           March 28, 2003
-----------------
Ian A. Bourne
Director

/s/ J. Thomas Coyle*                                        March 28, 2003
---------------------------
J. Thomas Coyle
Director

/s/ Patrick J. Goodman*                                     March 28, 2003
----------------------
Patrick J. Goodman
Director


* By:  /s/ Douglas L. Anderson
------------------------------
         Douglas L. Anderson
         Attorney-in-Fact

                     SECTION 302 CERTIFICATION FOR FORM 10-K

CERTIFICATIONS
--------------


I, Edward J. Heinrich, certify that:


1. I have reviewed this annual report on Form 10-K of CE Generation, LLC;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003

                             /s/ Edward J. Heinrich
                             ----------------------
                               Edward J. Heinrich
                                    President
                          (principal executive officer)

                     SECTION 302 CERTIFICATION FOR FORM 10-K

CERTIFICATIONS
--------------


I, Wayne F. Irmiter, certify that:


1. I have reviewed this annual report on Form 10-K of CE Generation, LLC;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003

                              /s/ Wayne F. Irmiter
                              --------------------
                                Wayne F. Irmiter
                          Vice President and Controller
                          (principal financial officer)

                                  EXHIBIT INDEX

3.1 Certificate of Formation of CE Generation, LLC (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4).

3.2 Amended and Restated Limited Liability Company Operating Agreement of CE Generation, LLC.

3.3 First Amendment to Amended and Restated Limited Liability Company Operating Agreement of CE Generation, LLC, dated as of October 28, 2002.

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

24.0 Power of Attorney

99.1 Chief Executive Officer's Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Chief Financial Officer's Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.