Form 10-Q
period 2003-03-31
CE GENERATION LLC
filed 2003-05-12
CIK 1097322

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                          Commission File No. 333-89521

                               CE GENERATION, LLC
                               ------------------
             (Exact name of registrant as specified in its charter)

                     Delaware                                   47-0818523
         -------------------------------                        ----------
         (State or other jurisdiction of                     (I.R.S. Employer
          incorporation or organization)                     Identification No.)

         302 South 36th Street, Suite 400
                Omaha, Nebraska                                   68131
                ---------------                                   -----
    (Address of principal executive offices)                    (Zip Code)

                                 (402) 341-4500
                                 --------------
              (Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act: N/A Securities registered pursuant to Section 12(g) of the Act: N/A


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

The members' equity accounts are held 50% by MidAmerican Energy Holdings Company and 50% by TransAlta USA Inc. as of May 12, 2003.

                                TABLE OF CONTENTS
                                -----------------

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements................................................3
Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations..............................................10
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.........14
Item 4.    Controls and Procedures............................................14

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings..................................................15
Item 2.    Changes in Securities and Use of Proceeds..........................15
Item 3.    Defaults Upon Senior Securities....................................15
Item 4.    Submission of Matters to a Vote of Security Holders................15
Item 5.    Other Information..................................................15
Item 6.    Exhibits and Reports on Form 8-K...................................15

SIGNATURES....................................................................16
CERTIFICATIONS................................................................17
EXHIBIT INDEX.................................................................19

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                         INDEPENDENT ACCOUNTANTS' REPORT



Board of Directors and Members
CE Generation, LLC

We have reviewed the accompanying consolidated balance sheet of CE Generation, LLC and subsidiaries (the Company) as of March 31, 2003, and the related consolidated statements of operations and other comprehensive income and cash flows for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of CE Generation, LLC as of December 31, 2002, and the related consolidated statements of operations and other comprehensive income, members' equity and cash flows for the year then ended (not presented herein); and in our report dated January 24, 2003 (January 29, 2003 as to Note 12) we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 2 to the condensed financial statements, in 2003 the Company changed its accounting policy for asset retirement obligations.



/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Omaha, Nebraska
May 8, 2003

                       CE GENERATION, LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                      AS OF
                                                           --------------------------
                                                            MARCH 31,     DECEMBER 31,
                                                              2003            2002
                                                           -----------    ------------
                                                            (UNAUDITED)
                                     ASSETS
Current assets:
  Cash and cash equivalents ............................   $    78,518    $    43,706
  Restricted cash ......................................        60,386         60,238
  Accounts receivable, net .............................        60,773         63,554
  Prepaid expenses and other current assets ............         4,815          9,943
  Inventories ..........................................        25,296         25,049
  Due from affiliates ..................................           897              -
                                                           -----------    -----------
    Total current assets ...............................       230,685        202,490
                                                           -----------    -----------
Restricted cash ........................................        15,124         14,299
Properties, plants, contracts and equipment, net .......     1,224,480      1,234,408
Excess of cost over fair value of net assets acquired ..       265,897        265,897
Note receivable from related party .....................       137,789        137,789
Deferred financing charges and other assets ............         9,750         10,153
                                                           -----------    -----------
TOTAL ASSETS ...........................................   $ 1,883,725    $ 1,865,036
                                                           ===========    ===========

                         LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
  Accounts payable .....................................   $     4,079    $       667
  Accrued interest .....................................        16,748          3,382
  Interest rate swap liability .........................        19,655         21,023
  Other accrued liabilities ............................        39,112         36,551
  Due to affiliates.....................................             -            406
  Current portion of long-term debt ....................        82,038         86,656
                                                           -----------    -----------
    Total current liabilities ..........................       161,632        148,685
                                                           -----------    -----------
Project loans ..........................................       117,049        122,573
Salton Sea notes and bonds .............................       463,591        463,591
Senior secured bonds ...................................       338,400        338,400
Deferred income taxes ..................................       248,388        248,033
Other long-term liabilities ............................         7,591          1,480
                                                           -----------    -----------
  Total liabilities ....................................     1,336,651      1,322,762
                                                           -----------    -----------

Minority interest ......................................        52,043         52,379

Commitments and contingencies (Notes 4 and 5)

Members' equity ........................................       504,102        499,748
Accumulated other comprehensive loss, net ..............        (9,071)        (9,853)
                                                           -----------    -----------
  Total members' equity ................................       495,031        489,895
                                                           -----------    -----------
TOTAL LIABILITIES AND MEMBERS' EQUITY ..................   $ 1,883,725    $ 1,865,036
                                                           ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                       CE GENERATION, LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND OTHER COMPREHENSIVE INCOME
                                 (In thousands)

                                                                        THREE MONTHS
                                                                       ENDED MARCH 31,
                                                                    ----------------------
                                                                      2003         2002
                                                                    ---------    ---------
                                                                         (UNAUDITED)
REVENUE:
  Operating revenue .............................................   $ 122,005    $ 125,245
  Interest and other income .....................................         723        2,165
                                                                    ---------    ---------
    Total revenue ...............................................     122,728      127,410
                                                                    ---------    ---------
COSTS AND EXPENSES:
  Fuel ..........................................................      33,463       29,153
  Plant operations ..............................................      32,219       31,153
  General and administrative ....................................       1,304        1,125
  Depreciation and amortization .................................      21,157       20,808
  Interest expense ..............................................      18,024       19,545
                                                                    ---------    ---------
    Total costs and expenses ....................................     106,167      101,784
                                                                    ---------    ---------
INCOME BEFORE PROVISION FOR INCOME TAXES ........................      16,561       25,626
  Provision for income taxes ....................................       3,995        5,958
                                                                    ---------    ---------
INCOME BEFORE MINORITY INTEREST .................................      12,566       19,668
  Minority interest .............................................       5,745        5,326
                                                                    ---------    ---------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE       6,821       14,342
  Cumulative effect of change in accounting
    principle, net of tax (Note 2) ..............................      (2,467)          --
                                                                    ---------    ---------
NET INCOME ......................................................   $   4,354    $  14,342
                                                                    =========    =========

OTHER COMPREHENSIVE INCOME:
  Unrealized gain on cash flow hedges, net of tax ...............         782        1,191
                                                                    ---------    ---------
COMPREHENSIVE INCOME ............................................   $   5,136    $  15,533
                                                                    =========    =========

   The accompanying notes are an integral part of these financial statements.

                       CE GENERATION, LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                  THREE MONTHS
                                                                ENDED MARCH 31,
                                                             ---------------------
                                                               2003        2002
                                                             --------    ---------
                                                                  (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .............................................   $  4,354    $  14,342
  Adjustments to reconcile net cash flows from
    operating activities:
    Cumulative effect of change in accounting
      principle, net of tax ..............................      2,467           --
    Depreciation and amortization ........................     21,157       20,808
    Provision for deferred income taxes ..................      1,569       10,656
    Distributions to minority interest in excess of income       (492)        (579)
    Changes in other items:
      Accounts receivable ................................      2,781       75,369
      Due from affiliates ................................     (1,303)        (765)
      Accounts payable and other accrued liabilities .....     19,458        5,539
    Other ................................................      6,199       (3,995)
                                                             --------    ---------
      Net cash flows from operating activities ...........     56,190      121,375
                                                             --------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ...................................    (10,263)      (6,323)
  (Increase) decrease in restricted cash .................       (825)       1,720
                                                             --------    ---------
    Net cash flows from investing activities .............    (11,088)      (4,603)
                                                             --------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of project loans .............................    (10,142)      (8,966)
  (Increase) decrease in restricted cash .................       (148)         166
                                                             --------    ---------
    Net cash flows from financing activities .............    (10,290)      (8,800)
                                                             --------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS ................     34,812      107,972
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .........     43,706       34,870
                                                             --------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...............   $ 78,518    $ 142,842
                                                             ========    =========

SUPPLEMENTAL DISCLOSURE:
  Interest paid, net of amounts capitalized ..............   $  3,503    $   4,678
                                                             ========    =========
  Income taxes paid ......................................   $    216    $     212
                                                             ========    =========

   The accompanying notes are an integral part of these financial statements.

                       CE GENERATION, LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
1.  GENERAL

In the opinion of the management of CE Generation, LLC ("CE Generation" or the "Company") the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2003 and the results of operations and cash flows for the three-month periods ended March 31, 2003 and 2002. The results of operations for the three-month periods ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

Certain amounts in the prior year financial statements have been reclassified in order to conform to current year presentation. Such reclassifications did not impact previously reported net income or members' equity.

2.  NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). This statement provides accounting and disclosure requirements for retirement obligations associated with long-lived assets. The cumulative effect of initially applying this statement was recognized as a cumulative effect of a change in accounting principle of $2.5 million, net of tax of $1.6 million, as of January 1, 2003.

The Company identified legal retirement obligations related to landfill and plant abandonment costs. The Company recorded liabilities pursuant to SFAS 143 as of January 1, 2003. The Company used an expected cash flow approach to measure the obligations. The following liabilities reflect amounts as if this statement had been applied during all periods (in thousands):

                                         MARCH 31,   DECEMBER 31,
                                           2003          2002
                                         ---------   ------------
                                                      (PROFORMA)
             Plant abandonment .......     $3,856      $3,798
             Landfill abandonment ....     $3,735      $3,663

Following is a reconciliation of net income as originally reported for the three-month periods March 31, 2003 and 2002, to adjusted net income as if this statement had been applied to all periods (in thousands):

                                                             THREE MONTHS
                                                            ENDED MARCH 31,
                                                          ------------------
                                                           2003       2002
                                                          ------    --------

  Reported net income ................................    $4,354    $ 14,342
  Accretion and amortization expense .................        --        (163)
  Cumulative effect of change in accounting principle      2,467          --
                                                          ------    --------
  Adjusted net income ................................    $6,821    $ 14,179
                                                          ======    ========

The plant abandonment obligation had not been recorded prior to January 1, 2003. The landfill abandonment obligation had a previously recorded liability of $1.5 million at December 31, 2002.

3.  INTANGIBLE ASSETS

The following table summarizes the acquired intangible assets as of March 31, 2003 and December 31, 2002 (in thousands):


                                           MARCH 31, 2003                DECEMBER 31, 2002
                                   -----------------------------   -----------------------------
                                   GROSS CARRYING    ACCUMULATED   GROSS CARRYING    ACCUMULATED
                                       AMOUNT       AMORTIZATION       AMOUNT       AMORTIZATION
                                   --------------   ------------   --------------   ------------
     Amortized Intangible Assets:
     Power Purchase Contracts ...     $338,716       $207,961        $338,716         $203,685
     Patented Technology ........       46,290         15,867          46,290           15,385
                                      --------       --------        --------         --------
       Total ....................     $385,006       $223,828        $385,006         $219,070
                                      ========       ========        ========         ========

Amortization expense on acquired intangible assets was $4.8 million for the three-month periods ended March 31, 2003 and 2002, respectively. CE Generation expects amortization expense on acquired intangible assets to be $13.9 million for the remainder of 2003 and $15.8 million for each of the four succeeding fiscal years.

4.  COMMITMENTS AND CONTINGENCIES

Edison and the California Power Exchange
----------------------------------------

Due to reduced liquidity, Southern California Edison ("Edison") had failed to pay approximately $119 million owed under the power purchase agreements with the projects indirectly owned by the company located in the Imperial Valley (the "Imperial Valley Projects") (excluding the Salton Sea V and CE Turbo Projects) for power delivered in the fourth quarter 2000 and the first quarter 2001. Due to Edison's failure to pay contractual obligations, the Imperial Valley Projects (excluding the Salton Sea V and CE Turbo Projects) had established an allowance for doubtful accounts of approximately $21 million as of December 31, 2001.

Pursuant to a settlement agreement, the final payment by Edison for past due balances was received March 1, 2002. Following the receipt of Edison's payment of past due balances, the Imperial Valley Projects released the remaining allowance for doubtful accounts.

Edison has disputed a portion of the settlement agreement and has failed to pay approximately $3.9 million of capacity bonus payments for the months from October 2001 through May 2002. On December 10, 2001 the Imperial Valley Projects (excluding the Salton Sea I, Salton Sea V and CE Turbo Projects) filed a lawsuit against Edison in California's Imperial County Superior Court seeking a court order requiring Edison to make the required capacity bonus payments under the Power Purchase Agreements. Due to Edison's failure to pay these contractual obligations, the Imperial Valley Projects established an allowance for doubtful accounts of approximately $3.1 million and $2.7 million as of March 31, 2003 and December 31, 2002, respectively.

On March 25, 2002, Salton Sea II's 10 megawatt ("MW") turbine went out of service due to an uncontrollable force event. Such uncontrollable force event ended, and Salton Sea II returned to service, on December 17, 2002. Edison has failed to recognize the uncontrollable force event and as such has not paid amounts otherwise due and owing and has improperly derated Salton Sea II from 15 MW to 12.5 MW, under the Salton Sea II Power Purchase Agreement. On January 29, 2003, Salton Sea Power Generation, L.P. served a complaint on Edison for such unpaid amounts and to rescind such deration.

As a result of uncertainties related to Edison, the letter of credit that supports the debt service reserve fund at Salton Sea Funding Corporation has not been extended beyond its current July 2004 expiration date, and as such, cash distributions are not available to CE Generation until the Salton Sea Funding Corporation debt service reserve fund of approximately $65.4 million has been funded or the letter of credit has been extended beyond its July 2004 expiration date or replaced. The fund had a cash balance of $46.4 million and $46.3 million as of March 31, 2003 and December 31, 2002, respectively.

Other Commitments
-----------------

CE Generation's geothermal and cogeneration facilities are qualifying facilities under the Public Utility Regulatory Policies Act of 1978 ("PURPA") and their contracts for the sale of electricity are subject to regulations thereunder. In order to promote open competition in the industry, legislation has been proposed in the U.S. Congress that calls for either a repeal of PURPA on a prospective basis or the significant restructuring of the regulations governing the electric industry, including sections of PURPA. Current federal legislative proposals would not abrogate, amend, or modify existing contracts with electric utilities. The ultimate outcome of any proposed legislation is unknown at this time.

The Power Resources Project is a Qualifying Facility under PURPA and sells electricity to TXU Generation Company LP pursuant to a 15 year negotiated power purchase agreement ("the Power Resources PPA"), which provides for capacity and energy payments. Capacity payments and energy payments, which in 2003 are $3.7 million per month and 3.6 cents per kilowatt hour, respectively. The Power Resources PPA expires in September 2003. The Power Resources Project sells steam to ALON USA, LP ("ALON") under a 15-year agreement. As long as the Power Resources Project meets its supply obligations, ALON is required to purchase at least the minimum amount of steam per year required to allow the Power Resources Project to maintain its Qualifying Facility status under PURPA.

Saranac Power Partners, L.P., a subsidiary of the Company formed to build, own and operate natural gas fired combined cycle cogeneration facilities, is a Qualifying Facility under PURPA and has a contract to purchase natural gas from a third party for its cogeneration facility for a period of 15 years for an amount up to 51,000 MMBtus per day which expires in 2009. The price for such deliveries is a stated rate, escalated annually at a rate of 4%.

The Salton Sea V Project is obligated to supply the electricity demands of the Zinc Recovery Project, which commenced operations in December 2002, at the market rates available to the Salton Sea V Project, less the wheeling costs. Salton Sea V Project expects to sell up to 22 MW of its output to Minerals. The remainder of the Salton Sea V Project output is sold through other market transactions.

5.  RELATED PARTY TRANSACTIONS

On January 29, 2003, TransAlta USA Inc. ("TransAlta"), a wholly owned subsidiary of TransAlta Corporation, purchased El Paso Merchant Energy's 50% interest in CE Generation.

Pursuant to a Transaction Agreement dated January 29, 2003, Salton Sea Power and CE Turbo began selling power to TransAlta on February 12, 2003 based on percentages of the Dow Jones SP-15 Index. Such agreement will expire on October 31, 2003. Sales to TransAlta totaled $2.3 million and $0 million during the three-month periods March 31, 2003 and 2002, respectively.

As of March 31, 2003, accounts receivable from TransAlta, included in accounts receivable, net, were $2.3 million. At December 31, 2002, accounts receivable from El Paso Merchant Energy, included in accounts receivable, net, were $1.4 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is management's discussion and analysis of certain significant factors which have affected the financial condition and results of operations of CE Generation, LLC ("CE Generation" or the "Company"), during the periods included in the accompanying financial statements. This discussion should be read in conjunction with the Company's historical financial statements and the notes to those statements. The Company's actual results in the future could differ significantly from the historical results.

FORWARD-LOOKING STATEMENTS

From time to time, CE Generation may make forward-looking statements within the meaning of the federal securities laws that involve judgments, assumptions and other uncertainties beyond the control of the Company or any of its subsidiaries individually. These forward-looking statements may include, among others, statements concerning revenue and cost trends, cost recovery, cost reduction strategies and anticipated outcomes, pricing strategies, changes in the utility industry, planned capital expenditures, financing needs and availability, statements of CE Generation's expectations, beliefs, future plans and strategies, anticipated events or trends and similar comments concerning matters that are not historical facts. These types of forward-looking statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results and performance of the Company to differ materially from any expected future results or performance, expressed or implied, by the forward-looking statements. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, CE Generation has identified important factors that could cause actual results to differ materially from those expectations, including weather effects on revenues and other operating uncertainties, uncertainties relating to economic and political conditions and uncertainties regarding the impact of regulations, changes in government policy and competition. The Company does not assume any responsibility to update forward-looking information contained herein.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 2 to the Company's Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, impairment of long-lived assets and contingent liabilities. Actual results could differ from these estimates.

For additional discussion of the Company's critical accounting policies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2003 AND 2002

Operating revenue decreased $3.2 million or 2.6% to $122.0 million for the three months ended March 31, 2003 from $125.2 million for the same period in 2002. The decrease reflects the $21.0 million adjustment to the Southern California Edison ("Edison") provision at the Imperial Valley Projects in the first quarter of 2002, offset by $9.6 million due to higher rates at the Imperial Valley Projects and $7.7 million due to increased energy rates at the Gas Projects in the first quarter 2003.

Interest and other income decreased $1.5 million to $0.7 million for the three months ended March 31, 2003 from $2.2 million for the same period in 2002 due to the interest earned in 2002 on past due Edison amounts.

Fuel expenses increased $4.3 million or 14.7% to $33.5 million for the three months ended March 31, 2003 from $29.2 million for the same period in 2002. The increase was primarily due to increased natural gas prices at our gas fired power projects.

Plant operating expenses, which include operating, maintenance, resource and other plant operating expenses, increased $1.0 million or 3.2% to $32.2 million for the three months ended March 31, 2003 from $31.2 million for the same period in 2002. The increase was primarily due to timing of maintenance activities.

General and administrative expenses increased $0.2 million or 18.2% to $1.3 million for the three months ended March 31, 2003 from $1.1 million for the same period in 2002. These costs include administrative services provided to CE
Generation, including executive, financial, legal, tax and other corporate functions. The increase in 2003 was primarily due to legal costs.

Depreciation and amortization increased $0.4 million or 1.9% to $21.2 million for the three months ended March 31, 2003 from $20.8 million for the same period in 2002.

Interest expense, decreased $1.5 million or 7.7% to $18.0 million for the three months ended March 31, 2003 from $19.5 million for the same period in 2002. The decrease is due to lower outstanding debt balances.

The provision for income taxes decreased $2.0 million or 33.3% to $4.0 million for the three months ended March 31, 2003 from $6.0 million for the same period in 2002. The effective tax rate was 24.1% and 23.2% in 2003 and 2002, respectively.

The cumulative effect of change in accounting principle in 2003 reflects the Company's adoption of Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") as of January 1, 2003. The cumulative effect of initially applying this statement was recognized as a cumulative effect of a change in accounting principle of $2.5 million, net of tax of $1.6 million, as of January 1, 2003.

If CE Generation had adopted the policy as of January 1, 2002, income before cumulative effect of change in accounting principle would have been $0.2 million lower in 2002 on a proforma basis.

LIQUIDITY AND CAPITAL RESOURCES

Each of CE Generation's direct or indirect subsidiaries is organized as a legal entity separate and apart from CE Generation and its other subsidiaries. Pursuant to separate project financing agreements, the assets of each subsidiary (excluding Yuma) are pledged or encumbered to support or otherwise provide the security for their own project or subsidiary debt. It should not be assumed that any asset of any subsidiary of CE Generation, will be available to satisfy the obligations of CE Generation or any of its other subsidiaries; provided, however, that unrestricted cash or other assets which are available for distribution may, subject to applicable law and the terms of financing arrangements for such parties, be advanced, loaned, paid as dividends or otherwise distributed or contributed to CE Generation or affiliates thereof. "Subsidiary" means all of CE Generation's direct or indirect subsidiaries (1) owning direct or indirect interests in the Imperial Valley Projects (including the Salton Sea Projects and the Partnership Projects other than Magma Power Company and Salton Sea Power Company), or (2) owning direct interests in the subsidiaries that own interests in the foregoing projects, the Saranac Project and the Power Resources Project.

CE Generation generated cash flows from operations of $56.2 million for the three months ended March 31, 2003 compared with $121.4 million for the same period in 2002. The decrease was primarily due to the receipt of past due balances from Edison in 2002 partially offset by higher costs and changes in working capital in 2003.

Cash flow used in investing activities was $11.1 million for the three months ended March 31, 2003 compared with cash used of $4.6 million for the same period in 2002. Capital expenditures are the primary component of investing activities.

Cash flow used in financing activities was $10.3 million for the three months ended March 31, 2003 compared with $8.8 million for the same period in 2002. The changes in cash flows from financing activities primarily reflect the scheduled debt repayments.

Edison is a public utility primarily engaged in the business of supplying electric energy to retail customers in Central and Southern California, excluding Los Angeles. Due to reduced liquidity, Edison failed to pay approximately $119 million owed under the power purchase agreements with the Imperial Valley Projects (excluding the Salton Sea V and CE Turbo Projects) for power delivered in the fourth quarter 2000 and the first quarter 2001. Due to Edison's failure to pay contractual obligations, the Imperial Valley Projects (excluding the Salton Sea V and CE Turbo Projects) had established an allowance for doubtful accounts of approximately $21 million as of December 31, 2001.

The final payment of the past due amounts by Edison was received March 1, 2002. Following the receipt of Edison's final payment of past due balances, the Imperial Valley Projects released the remaining allowance for doubtful accounts.

Edison has failed to pay approximately $3.9 million of capacity bonus payments for the months from October 2001 through May 2002. On December 10, 2001, the Imperial Valley Projects (excluding the Salton Sea I, Salton Sea V, and CE Turbo Projects) filed a lawsuit against Edison in California's Imperial County Superior Court seeking a court order requiring Edison to make the required capacity bonus payments under the Power Purchase Agreements. Due to Edison's failure to pay these contractual obligations, the Imperial Valley Projects have established an allowance for doubtful accounts of approximately $3.1 million.

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

As a result of uncertainties related to Edison, the letter of credit that supports the debt service reserve fund at Salton Sea Funding Corporation has not been extended beyond its current July 2004 expiration date, and as such, cash distributions are not available to CE Generation until the Salton Sea Funding Corporation debt service reserve fund of approximately $65.4 million has been funded or the letter of credit has been extended beyond its July 2004 expiration date or replaced. The fund has a cash balance of $46.4 million as of March 31, 2003.

The Salton Sea V and CE Turbo Projects were constructed by Stone & Webster, Inc. (formerly Stone & Webster Engineering Corporation), a wholly-owned subsidiary of the Shaw Group ("Stone and Webster"), pursuant to a date certain, fixed-price, turnkey engineering, procure, construct and manage contracts (collectively, the "Salton Sea V and CE Turbo Projects EPC Contracts"). On March 7, 2002, Salton Sea Power, Vulcan/BN Geothermal Power Company, Del Ranch, L.P., and CE Turbo, the owners of the Salton Sea V and CE Turbo Projects, filed a Demand for Arbitration against Stone & Webster for breach of contract and breach of warranty arising from deficiencies in Stone & Webster's design, engineering, construction and procurement of equipment for the Salton Sea V and CE Turbo Projects pursuant to the Salton Sea V and CE Turbo Projects' EPC Contracts.

On November 25, 2002 Vulcan/BN Geothermal Power Company, Del Ranch, L.P., and CE Turbo, LLC entered into a Settlement Agreement with Stone & Webster. The Settlement Agreement resulted in a $3.5 million payment from Stone & Webster.

On April 25, 2003, Salton Sea Power entered into a settlement agreement with Stone & Webster. The Settlement Agreement will result in a total payment of $12.1 million from Stone & Webster in the second quarter of 2003 and the arbitration will be dismissed.

RELATED PARTY TRANSACTIONS

On January 29, 2003, TransAlta USA Inc. ("TransAlta"), a wholly owned subsidiary of TransAlta Corporation, purchased El Paso's Merchant Energy's 50% interest in CE Generation.

Pursuant to a Transaction Agreement dated January 29, 2003, Salton Sea Power and CE Turbo began selling power to TransAlta on February 12, 2003 based on percentages of the Dow Jones SP-15 Index. Such agreement will expire on October 31, 2003. Sales to TransAlta totaled $2.2 million and $0 million during the three months ended March 31, 2003 and 2002, respectively.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

There have been no material changes in the contractual obligations and commercial commitments from the information provided in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For quantitative and qualitative disclosures about market risk affecting CE Generation, see Item 7A "Qualitative and Quantitative Disclosures About Market Risk" of CE Generation's Annual Report on Form 10-K for the year ended December 31, 2002. CE Generation's exposure to market risk has not changed materially since December 31, 2002.

ITEM 4.  CONTROLS AND PROCEDURES.

CE Generation, LLC's chief executive officer and chief financial officer have established "disclosure controls and procedures" (as defined in Rule 13a-14(c) and Rule 15d-14(c) of the Securities and Exchange Act of 1934) to ensure that material information of the companies and their subsidiaries is made known to them by others within the respective companies. Under their supervision, an evaluation of the disclosure controls and procedures was performed within 90 days prior to the filing of this quarterly report. Based on that evaluation, the above-mentioned officers have concluded that, as of the date of the evaluation, the disclosure controls and procedures were operating effectively. Additionally, the above-mentioned officers find that there have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date of that evaluation.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

See Note 4 to the financial statements and discussion in management's discussion and analysis.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.  OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(A)      EXHIBITS:

         The exhibits listed on the accompanying Exhibit Index are filed as part of this Quarterly Report.

(B)      REPORTS ON FORM 8-K:

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               CE GENERATION, LLC
                               ------------------
                                  (Registrant)




Date:  May 12, 2003            /s/  Wayne F. Irmiter
                               ---------------------------
                                    Wayne F. Irmiter
                               Vice President & Controller

                     SECTION 302 CERTIFICATION FOR FORM 10-Q
CERTIFICATIONS
--------------

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

Date:  May 12, 2003
                                 /s/ Edward J. Heinrich
                               --------------------------
                                     Edward J. Heinrich
                                         President
                               (chief executive officer)

                     SECTION 302 CERTIFICATION FOR FORM 10-Q
CERTIFICATIONS
--------------

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

Date:  May 12, 2003

                                    /s/ Wayne F. Irmiter
                                -----------------------------
                                       Wayne F. Irmiter
                                Vice President and Controller
                                 (chief accounting officer)

                                  EXHIBIT INDEX
Exhibit No.
-----------

  99.1 Chief Executive Officer's Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  99.2 Chief Accounting Officer's Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.