Form 10-Q
period 2003-06-30
CE GENERATION LLC
filed 2003-08-07
CIK 1097322

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2003

                          Commission File No. 333-89521

                               CE GENERATION, LLC
                               ------------------
             (Exact name of registrant as specified in its charter)


                Delaware                                  47-0818523
     ---------------------------------              -------------------
      (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                 Identification No.)

     302 South 36th Street, Suite 400
              Omaha, Nebraska                               68131
              ---------------                               -----
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

The members' equity accounts are held 50% by MidAmerican Energy Holdings Company and 50% by TransAlta USA Inc. as of July 31, 2003.

                                TABLE OF CONTENTS
                                -----------------

                          PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements................................................3
Item 2.    Management's Discussion and Analysis of Financial Condition and
              Results of Operations...........................................11
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.........16
Item 4.    Controls and Procedures............................................16

                            PART II - OTHER INFORMATION

Item 1.    Legal Proceedings..................................................17
Item 2.    Changes in Securities and Use of Proceeds..........................17
Item 3.    Defaults Upon Senior Securities....................................17
Item 4.    Submission of Matters to a Vote of Security Holders................17
Item 5.    Other Information..................................................17
Item 6.    Exhibits and Reports on Form 8-K...................................17

SIGNATURES ...................................................................18
EXHIBIT INDEX.................................................................19

                             PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                           INDEPENDENT ACCOUNTANTS' REPORT



Board of Directors and Members
CE Generation, LLC

We have reviewed the accompanying consolidated balance sheet of CE Generation, LLC and subsidiaries (the "Company") as of June 30 2003, and the related consolidated statements of operations and other comprehensive income for the three-month and six-month periods ended June 30, 2003 and 2002, and of cash flows for the six-month periods ended June 30, 2003 and 2002. These interim financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 2 to the consolidated financial statements, in 2003 the Company changed its accounting policy for asset retirement obligations.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Omaha, Nebraska
July 30, 2003 (August 5, 2003 as to Note 6)

                              CE GENERATION, LLC AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS
                                        (In thousands)

                                                                                                        AS OF
                                                                                             ----------------------------
                                                                                               JUNE 30,     DECEMBER 31,
                                                                                                 2003            2002
                                                                                             -----------    -------------
                                                                                              (UNAUDITED)
                                                                ASSETS
Current assets:
  Cash and cash equivalents.............................................................      $   44,369     $   43,706
  Restricted cash.......................................................................          13,561         60,238
  Trade accounts receivable, net........................................................          62,967         62,138
  Trade accounts receivable from affiliate..............................................           2,016          1,416
  Prepaid expenses and other current assets.............................................           6,302          9,943
  Inventories...........................................................................          24,055         25,049
  Due from affiliates...................................................................             781              -
                                                                                              ----------     ----------
    Total current assets................................................................         154,051        202,490
                                                                                              -----------    -----------
Restricted cash.........................................................................          10,693         14,299
Properties, plants, contracts and equipment, net........................................       1,201,972      1,234,408
Goodwill................................................................................         265,897        265,897
Note receivable from related party......................................................         137,086        137,789
Deferred financing charges and other assets.............................................           9,345         10,153
                                                                                              ----------     ----------
TOTAL ASSETS............................................................................      $1,779,044     $1,865,036
                                                                                              ==========     ==========

                                                    LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
  Accounts payable......................................................................      $    3,166     $      667
  Accrued interest......................................................................           3,241          3,382
  Interest rate swap liability..........................................................          20,377         21,023
  Other accrued liabilities.............................................................          33,377         36,551
  Income tax payable....................................................................           2,792              -
  Due to affiliates.....................................................................               -            406
  Current portion of long-term debt.....................................................          76,973         86,656
                                                                                              ----------     -----------
    Total current liabilities...........................................................         139,926        148,685
                                                                                              ----------     -----------
Project loans...........................................................................         111,523        122,573
Salton Sea notes and bonds..............................................................         448,296        463,591
Senior secured bonds....................................................................         331,100        338,400
Deferred income taxes...................................................................         249,735        248,033
Other long-term liabilities.............................................................           7,750          1,480
                                                                                              ----------     ----------
  Total liabilities.....................................................................       1,288,330      1,322,762
                                                                                              ----------     ----------

Minority interest.......................................................................          50,510         52,379

Commitments and contingencies (Notes 4 and 5)

Members' equity.........................................................................         449,845        499,748
Accumulated other comprehensive loss....................................................          (9,641)        (9,853)
                                                                                              ----------     ----------
  Total members' equity.................................................................         440,204        489,895
                                                                                              ----------     ----------
TOTAL LIABILITIES AND MEMBERS' EQUITY...................................................      $1,779,044     $1,865,036
                                                                                              ==========     ==========

    The accompanying notes are an integral part of these financial statements.

                       CE GENERATION, LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND OTHER COMPREHENSIVE INCOME
                                 (In thousands)


                                                                        THREE MONTHS                SIX MONTHS
                                                                       ENDED JUNE 30,             ENDED JUNE 30,
                                                                    --------------------      ----------------------
                                                                       2003         2002         2003         2002
                                                                    ---------    ---------    ---------    ---------
                                                                                       (UNAUDITED)
REVENUE:
  Operating revenue .............................................   $ 123,405    $ 114,697    $ 245,410    $ 239,942
  Interest and other income .....................................         550        2,800        1,273        4,965
                                                                    ---------    ---------    ---------    ---------
    Total revenue ...............................................     123,955      117,497      246,683      244,907
                                                                    ---------    ---------    ---------    ---------
COSTS AND EXPENSES:
  Fuel ..........................................................      30,242       30,116       63,705       59,269
  Plant operations ..............................................      32,735       34,508       64,954       65,661
  General and administrative ....................................         811        1,644        2,115        2,769
  Depreciation and amortization .................................      21,626       21,606       42,783       42,414
  Interest expense ..............................................      17,886       19,613       35,910       39,158
                                                                    ---------    ---------    ---------    ---------
    Total costs and expenses ....................................     103,300      107,487      209,467      209,271
                                                                    ---------    ---------    ---------    ---------
INCOME BEFORE PROVISION FOR INCOME TAXES ........................      20,655       10,010       37,216       35,636
  Provision for income taxes ....................................       5,140        2,451        9,135        8,409
                                                                    ---------    ---------    ---------    ---------
INCOME BEFORE MINORITY INTEREST .................................      15,515        7,559       28,081       27,227
  Minority interest .............................................       4,772        4,361       10,517        9,687
                                                                    ---------    ---------    ---------    ---------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE      10,743        3,198       17,564       17,540
  Cumulative effect of change in accounting
    principle, net of tax (Note 2) ..............................           -            -       (2,467)           -
                                                                    ---------    ---------    ---------    ---------
NET INCOME ......................................................   $  10,743    $   3,198    $  15,097    $  17,540
                                                                    =========    =========    =========    =========

OTHER COMPREHENSIVE INCOME:
  Unrealized gain (loss) on cash flow hedges, net of tax ........        (570)      (1,609)         212         (418)
                                                                    ---------    ---------    ---------    ---------
COMPREHENSIVE INCOME ............................................   $  10,173    $   1,589    $  15,309    $  17,122
                                                                    =========    =========    =========    =========

   The accompanying notes are an integral part of these financial statements.

                       CE GENERATION, LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                            SIX MONTHS
                                                                                          ENDED JUNE 30,
                                                                                     ---------------------
                                                                                       2003         2002
                                                                                     --------     --------
                                                                                          (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .....................................................................   $ 15,097    $  17,540
  Adjustments to reconcile net income to net cash flows from operating activities:
  Cumulative effect of change in accounting principle, net of tax ................      2,467            -
    Depreciation and amortization ................................................     42,783       42,414
    Provision for deferred income taxes ..........................................      3,236       15,939
    Distributions to minority interest in excess of income .......................     (2,193)      (3,140)
    Other ........................................................................      8,533       (2,121)
    Changes in other items:
      Trade accounts receivable, net .............................................     (1,429)      55,819
      Due to/from affiliates .....................................................     (1,187)         307
      Accounts payable and other accrued liabilities .............................      2,254      (16,395)
      Inventories ................................................................        994          956
                                                                                     --------    ---------
        Net cash flows from operating activities .................................     70,555      111,319
                                                                                     --------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net of warranty settlement ...............................    (11,847)     (19,908)
  Decrease in restricted cash ....................................................      3,606        1,084
                                                                                     --------    ---------
    Net cash flows from investing activities .....................................     (8,241)     (18,824)
                                                                                     --------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of debt ..............................................................    (43,328)     (42,518)
  Distributions ..................................................................    (65,000)     (14,400)
  Decrease (increase) in restricted cash .........................................     46,677      (33,394)
                                                                                     --------    ---------
    Net cash flows from financing activities .....................................    (61,651)     (90,312)
                                                                                     --------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS ........................................        663        2,183
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .................................     43,706       34,870
                                                                                     --------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .......................................   $ 44,369    $  37,053
                                                                                     ========    =========

SUPPLEMENTAL DISCLOSURE:
  Interest paid ..................................................................   $ 34,523    $  37,960
                                                                                     ========    =========
  Income taxes paid ..............................................................   $    567    $     559
                                                                                     ========    =========

   The accompanying notes are an integral part of these financial statements.

                          CE GENERATION, LLC AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (Unaudited)
1.   GENERAL

In the opinion of the management of CE Generation, LLC ("CE Generation" or the "Company") the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2003 and the results of operations for the three-month and six-month periods ended June 30, 2003 and 2002 and of cash flows for the six-month periods ended June 30, 2003 and 2002. The results of operations for the three-month and six-month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

2.   NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). This statement provides accounting and disclosure requirements for retirement obligations associated with long-lived assets. The cumulative effect of initially applying this statement was recognized as a cumulative effect of a change in accounting principle of $2.5 million, net of tax of $1.6 million, as of January 1, 2003.

The Company identified legal retirement obligations related to landfill and plant abandonment costs, measured the obligations using an expected cash flow approach and recorded those liabilities pursuant to SFAS 143 as of January 1, 2003. The following liabilities reflect amounts as if this statement had been applied during all periods (in thousands):

                                          JUNE 30,     DECEMBER 31,
                                            2003            2002
                                          --------     -------------
                                                         (PROFORMA)
         Plant abandonment.............     $3,912         $3,798
         Landfill abandonment..........     $3,838         $3,663

Following is a reconciliation of net income as originally reported for the three-month and six-month periods June 30, 2003 and 2002, to adjusted net income as if this statement had been applied to all periods (in thousands):

                                                                            THREE MONTHS               SIX MONTHS
                                                                           ENDED JUNE 30,            ENDED JUNE 30,
                                                                       ---------------------      --------------------
                                                                         2003         2002          2003         2002
                                                                       --------     --------      -------      -------
  Reported net income...............................................    $10,743      $ 3,198      $15,097      $17,540
  Accretion and amortization expense................................          -          163            -          326
  Cumulative effect of change in accounting principle...............          -            -        2,467            -
                                                                        -------     --------      -------      -------
  Adjusted net income...............................................    $10,743     $  3,035      $17,564      $17,214
                                                                        =======     ========      =======      =======

The plant abandonment obligation had not been recorded prior to January 1, 2003. The landfill abandonment obligation had a previously recorded liability of $1.5 million at December 31, 2002.

3.   INTANGIBLE ASSETS

The following table summarizes the acquired intangible assets, which are included in properties, plants, contracts and equipment, net, on the balance sheet, as of June 30, 2003 and December 31, 2002 (in thousands):


                                                            JUNE 30, 2003                       DECEMBER 31, 2002
                                               -------------------------------------  -----------------------------------
                                                   GROSS CARRYING       ACCUMULATED     GROSS CARRYING        ACCUMULATED
                                                       AMOUNT          AMORTIZATION         AMOUNT           AMORTIZATION
                                               -------------------     ------------   ----------------       ------------
         Amortized Intangible Assets:
         Power Purchase Contracts...........         $338,716           $212,236          $338,716             $203,685
         Patented Technology................           46,290             16,350            46,290               15,385
                                                     --------           --------          --------             --------
           Total............................         $385,006           $228,586          $385,006             $219,070
                                                     ========           ========          ========             ========

Amortization expense on acquired intangible assets was $4.8 million and $9.5 million for the three-month and six-month periods ended June 30, 2003, respectively, and $4.6 million and $9.1 million for the three-month and six-month periods ended June 30, 2002, respectively. CE Generation expects amortization expense on acquired intangible assets to be $18.2 million for 2003 and $15.8 million for each of the five succeeding fiscal years.

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

Edison has disputed a portion of the settlement agreement and has failed to pay approximately $3.9 million of capacity bonus payments for the months from October 2001 through May 2002. On December 10, 2001, the Imperial Valley Projects (excluding the Salton Sea I, Salton Sea V and CE Turbo Projects) filed a lawsuit against Edison in California's Imperial County Superior Court seeking a court order requiring Edison to make the required capacity bonus payments under the Power Purchase Agreements. Due to Edison's failure to pay these contractual obligations, the Imperial Valley Projects established an allowance for doubtful accounts of approximately $3.1 million and $2.7 million as of June 30, 2003 and December 31, 2002, respectively.

On March 25, 2002, Salton Sea II's 10 megawatt ("MW") turbine went out of service due to an uncontrollable force event. Such uncontrollable force event ended, and Salton Sea II returned to service, on December 17, 2002. Edison failed to recognize the uncontrollable force event and as such did not pay amounts otherwise due and owing and improperly derated Salton Sea II from 15 MW to 12.5 MW, under the Salton Sea II Power Purchase Agreement. On January 29, 2003, Salton Sea Power Generation, L.P., owner of Salton Sea II, served a complaint on Edison for such unpaid amounts and to rescind such deration.

On June 11, 2003, the Imperial Valley Projects (excluding the Salton Sea I, Salton Sea V and CE Turbo projects) entered into a settlement agreement with Edison. The settlement, which relates to the capacity bonus payment and Salton Sea II uncontrollable force event disputes, provides for an $800,000 settlement payment from Edison, payment of amounts previously withheld for the Unit II deration and the recission of such deration. The amounts previously withheld for the Unit II deration were received in the second quarter of 2003. The $800,000 settlement payment is contingent upon approval by the California Public Utilities Commission.

As a result of uncertainties related to Edison, the letter of credit that supported the debt service reserve fund at Salton Sea Funding Corporation had not been extended beyond its then existing July 2004 expiration date, and as such cash distributions were not available to CE Generation until the Salton Sea Funding Corporation debt service reserve fund of approximately $65.4 million had been funded or the letter of credit had been extended beyond its July 2004 expiration date or replaced. As of December 31, 2002, the fund had a cash balance of $46.3 million.

In May 2003, the previous $65.4 million Salton Sea Funding Corporation debt service reserve letter of credit was replaced by a $32.7 million TransAlta USA Inc. ("TransAlta"), a wholly owned subsidiary of TransAlta Corporation, letter of credit which expires on May 30, 2004, and a $32.7 million MidAmerican Energy Holdings Company ("MidAmerican") letter of credit which expires on June 6, 2006.

These new Salton Sea Funding Corporation debt service reserve letters of credit permitted the cash, which was previously restricted, to be included in funds distributed to CE Generation on May 29, 2003. During the second quarter of 2003, CE Generation distributed a total of $65.0 million to MidAmerican and TransAlta.

Stone & Webster
---------------

The Salton Sea V Project was constructed by Stone & Webster, Inc. (formerly Stone & Webster Engineering Corporation), a wholly-owned subsidiary of the Shaw Group ("Stone & Webster"), pursuant to a date certain, fixed-price, turnkey engineering, procure, construct and manage contract (the "Salton Sea V Project EPC Contract"). On March 7, 2002, Salton Sea Power L.L.C. ("Salton Sea Power"), the owner of the Salton Sea V Project, filed a Demand for Arbitration against Stone & Webster for breach of contract and breach of warranty arising from deficiencies in Stone & Webster's design, engineering, construction and procurement of equipment for the Salton Sea V Project pursuant to the Salton Sea V Project EPC Contract. The demand for arbitration did not include a stated claim amount. On April 25, 2003, Salton Sea Power entered into a settlement agreement with Stone & Webster. The Settlement Agreement resulted in a total payment of $12.1 million from Stone & Webster in the second quarter 2003 and the arbitration was dismissed. The settlement was recorded as a $4.5 million reduction of incremental capital expenditures and a $7.6 million reduction of incremental operating expenses related to legal, other expenses and equipment write-offs.

On November 25, 2002, Vulcan/BN Geothermal Power Company, Del Ranch, L.P., and CE Turbo, LLC entered into a settlement agreement, related to the CE Turbo Project, with Stone & Webster. The Settlement Agreement resulted in a $3.5 million payment from Stone & Webster.

Other Commitments and Contingencies
-----------------------------------

CE Generation's geothermal and cogeneration facilities are Qualifying Facilities ("QF") under the Public Utility Regulatory Policies Act of 1978 ("PURPA") and their contracts for the sale of electricity are subject to regulations thereunder. In order to promote open competition in the industry, legislation has been proposed in the U.S. Congress that calls for either a repeal of PURPA on a prospective basis or the significant restructuring of the regulations governing the electric industry, including sections of PURPA. Current federal legislative proposals would not abrogate, amend, or modify existing contracts with electric utilities. The ultimate outcome of any proposed legislation is unknown at this time.

The Power Resources Project, a 200 net MW natural gas-fired cogeneration project owned by Power Resources Ltd. ("Power Resources"), an indirect wholly-owned subsidiary of CE Generation, is a QF under PURPA and sells electricity to TXU Generation Company LP pursuant to a 15-year negotiated power purchase agreement

("the Power Resources PPA"), which provides for capacity and energy payments. Capacity and energy payments in 2003 are $3.7 million per month and 3.6 cents per kilowatt hour, respectively. The Power Resources PPA expires in September 2003. The Power Resources Project sells steam to ALON USA, LP ("ALON") under a 15-year agreement that also expires in September 2003. As long as the Power Resources Project meets its supply obligations, ALON is required to purchase at least the minimum amount of steam per year required to allow the Power Resources Project to maintain its QF status under PURPA.

On May 20, 2003, Salton Sea Power LLC ("Salton Sea Power") entered into a Power Sales Agreement (the "Riverside Power Sales Agreement") with the City of Riverside, California ("Riverside"). Under the terms of the agreement, Salton
Sea Power will sell up to 20 MW of energy generated from Salton Sea V to Riverside at $61 per MW hour ("MWh"). Sales under the agreement commenced June 1, 2003 and will terminate May 31, 2013.

5.  RELATED PARTY TRANSACTIONS

On January 29, 2003, TransAlta purchased El Paso Merchant Energy's ("EPME") 50% interest in CE Generation.

Pursuant to a Transaction Agreement dated January 29, 2003, Salton Sea Power and CE Turbo began selling power to a subsidiary of TransAlta on February 12, 2003 based on percentages of the Dow Jones SP-15 Index. Such agreement will expire on October 31, 2003. Sales under this agreement totaled $2.9 million and $5.1 million during the three-month and six-month periods ended June 30, 2003, respectively.

Sales to EPME totaled $0.9 million and $3.5 million during the three-month and six-month periods ended June 30, 2002, respectively.

6.  SUBSEQUENT EVENT

On August 5, 2003, Power Resources entered into a Tolling Agreement with ONEOK Energy Marketing and Trading Company, L.P. ("ONEOK"). Under the terms of the agreement, Power Resources will sell its electricity and capacity to ONEOK for $1.75 per kilowatt-month plus a variable operating and maintenance fee of $.50 per MWh. In addition, ONEOK will pay annual turbine start-up costs in an amount equal to the greater of (i) $3,643 per turbine start-up, (ii) $939,986 or (iii) $140 per hour of operation during the year. The agreement commences October 1, 2003 and expires December 31, 2005.

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

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED JUNE 30, 2003 AND 2002

Operating revenue increased $8.7 million or 7.6% to $123.4 million for the three-month period ended June 30, 2003 from $114.7 million for the same period in 2002. The increase reflects $10.0 million due to higher rates at the geothermal projects located in the Imperial Valley in California (the "Imperial Valley Projects") and $1.4 million of lower revenue at the company's gas facilities due to $5.0 million in lower revenue from decreased production, as a result of curtailment and maintenance, in the second quarter of 2003 partially offset by $3.6 million of increased energy rates at the Company's gas facilities.

Interest and other income decreased $2.2 million to $0.6 million for the three-month period ended June 30, 2003 from $2.8 million for the same period in 2002 due to the Salton Sea II Project business interruption revenue in 2002 and the sale of Saranac emission credits in 2002.

Fuel expenses increased $0.1 million to $30.2 million for the three-month period ended June 30, 2003 from $30.1 million for the same period in 2002. The increase was primarily due to increased natural gas prices at the Company's gas facilities, partially offset by increased utility curtailment in 2003.

Plant operating expenses, which include operating, maintenance, resource and other plant operating expenses, decreased $1.8 million to $32.7 million for the three-month period ended June 30, 2003 from $34.5 million for the same period in 2002. The decrease was primarily due to the settlement of a warranty claim with Stone & Webster, Inc. ("Stone & Webster"). The settlement included a $7.6 million reimbursement of incremental operating expenses related to legal, other expenses and equipment write-offs. This decrease was partially offset by increased legal and other expenses related to the settlement of the warranty claim and the timing of maintenance activities which were $0.9 million higher in 2003.

General and administrative expenses decreased $0.8 million to $0.8 million for the three-month period ended June 30, 2003 from $1.6 million for the same period in 2002. These costs include administrative services including executive, financial, legal, tax and other corporate functions. The decrease in 2003 was primarily due to a reduction in legal costs related to disputes with Southern California Edison ("Edison").

Depreciation and amortization was $21.6 million for the three-month periods ended June 30, 2003 and 2002.

Interest expense decreased $1.7 million to $17.9 million for the three-month period ended June 30, 2003 from $19.6 million for the same period in 2002. The decrease is due to lower outstanding debt balances.

The provision for income taxes increased $2.6 million to $5.1 million for the three-month period ended June 30, 2003 from $2.5 million for the same period in 2002. The effective tax rate was 24.9% and 24.5% in 2003 and 2002, respectively.

RESULTS OF OPERATIONS FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2003 AND 2002

Operating revenue increased $5.5 million or 2.3% to $245.4 million for the six-month period ended June 30, 2003 from $239.9 million for the same period in 2002. The increase reflects $24.2 million due to higher rates at the Imperial Valley Projects and $10.0 million due to increased energy rates at the Company's gas facilities in 2003, partially offset by the $21.0 million adjustment to the Edison provision at the Imperial Valley Projects in the first quarter of 2002 and $6.9 million in lower revenue from decreased production, as a result of curtailment and maintenance, in 2003.

Interest and other income decreased $3.7 million to $1.3 million for the six-month period ended June 30, 2003 from $5.0 million for the same period in 2002 due to the interest earned in 2002 on past due Edison amounts, Salton Sea II Project business interruption revenue and the sale of Saranac emission credits in 2002.

Fuel expenses increased $4.4 million or 7.4% to $63.7 million for the six-month period ended June 30, 2003 from $59.3 million for the same period in 2002. The increase was primarily due to increased natural gas prices at the Company's gas facilities.

Plant operating expenses, which include operating, maintenance, resource and other plant operating expenses, decreased $0.7 million to $65.0 million for the six-month period ended June 30, 2003 from $65.7 million for the same period in 2002. The decrease was primarily due to the settlement of a warranty claim with Stone & Webster and timing of maintenance activities.

General and administrative expenses decreased $0.7 million to $2.1 million for the six-month period ended June 30, 2003 from $2.8 million for the same period in 2002. These costs include administrative services including executive, financial, legal, tax and other corporate functions. The decrease in 2003 was due to a reduction in legal costs related to disputes with Edison.

Depreciation and amortization increased $0.4 million to $42.8 million for the six-month period ended June 30, 2003 from $42.4 million for the same period in 2002.

Interest expense decreased $3.3 million to $35.9 million for the six-month period ended June 30, 2003 from $39.2 million for the same period in 2002. The decrease is due to lower outstanding debt balances.

The provision for income taxes increased $0.7 million to $9.1 million for the six-month period ended June 30, 2003 from $8.4 million for the same period in 2002. The effective tax rate was 24.5% and 23.6% in 2003 and 2002, respectively.

The cumulative effect of a change in accounting principle in 2003 reflects the Company's adoption of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") as of January 1, 2003. The cumulative effect of initially applying this statement was recognized as a cumulative effect of a change in accounting principle of $2.5 million, net of tax of $1.6 million, as of January 1, 2003.

If CE Generation had adopted the policy as of January 1, 2002, income before cumulative effect of change in accounting principle would have been $0.2 million lower for the six-month period ended June 30, 2002 on a proforma basis.

LIQUIDITY AND CAPITAL RESOURCES

Each of CE Generation's direct or indirect subsidiaries is organized as a legal entity separate and apart from CE Generation and its other subsidiaries. Pursuant to separate project financing agreements, the assets of each subsidiary (excluding Yuma) are pledged or encumbered to support or otherwise provide the security for their own project or subsidiary debt. It should not be assumed that any asset of any subsidiary of CE Generation will be available to satisfy the obligations of CE Generation or any of its other subsidiaries; provided, however, that unrestricted cash or other assets which are available for distribution may, subject to applicable law and the terms of financing arrangements for such parties, be advanced, loaned, paid as dividends or otherwise distributed or contributed to CE Generation or affiliates thereof. "Subsidiary" means all of CE Generation's direct or indirect subsidiaries (1) owning direct or indirect interests in the Imperial Valley Projects (including the Salton Sea Projects and the Partnership Projects), or (2) owning direct interests in the subsidiaries that own interests in the foregoing projects, the Saranac Project, a 240 net MW natural gas-fired cogeneration facility owned by Saranac Energy Company, Inc., an indirect wholly-owned subsidiary of CE Generation, and the Power Resources Project, a 200 net MW natural gas-fired cogeneration project owned by Power Resources Ltd. ("Power Resources"), an indirect wholly-owned subsidiary of CE Generation.

CE Generation generated cash flows from operations of $70.6 million for the six-month period ended June 30, 2003 compared with $111.3 million for the same period in 2002. The decrease was primarily due to the receipt of past due balances from Edison in 2002 and changes in working capital in 2003.

Cash flow used in investing activities was $8.2 million for the six-month period ended June 30, 2003 and included a $4.5 million reduction due to recoveries from the Stone & Webster settlement. Cash used was $18.8 million for the six-month period ended June 30, 2002. Capital expenditures are the primary component of investing activities.

Cash flow used in financing activities was $61.7 million for the six-month period ended June 30, 2003 compared with $90.3 million for the same period in 2002. The changes in cash flows from financing activities primarily reflect the funding of debt service reserve accounts and timing of distributions.

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

Edison failed to pay approximately $3.9 million of capacity bonus payments for the months from October 2001 through May 2002. On December 10, 2001, the Imperial Valley Projects (excluding the Salton Sea I, Salton Sea V, and CE Turbo Projects) filed a lawsuit against Edison in California's Imperial County Superior Court seeking a court order requiring Edison to make the required capacity bonus payments under the Power Purchase Agreements. Due to Edison's failure to pay these contractual obligations, the Imperial Valley Projects established an allowance for doubtful accounts of approximately $3.1 million and $2.7 million as of June 30, 2003 and December 31, 2002, respectively.

On March 25, 2002, Salton Sea II's 10 megawatt ("MW") turbine went out of service due to an uncontrollable force event. Such uncontrollable force event ended, and Salton Sea II returned to service, on December 17, 2002. Edison failed to recognize the uncontrollable force event and as such did not pay amounts otherwise due and owing and improperly derated Salton Sea II from 15 MW to 12.5 MW, under the Salton Sea II Power Purchase Agreement. On January 29, 2003, Salton Sea Power Generation, L.P., owner of Salton Sea II, served a complaint on Edison for such unpaid amounts and to rescind such deration.

On June 11, 2003, the Imperial Valley Projects (excluding the Salton Sea I, Salton Sea V and CE Turbo Projects) entered into a settlement agreement with Edison. The settlement, which relates to the capacity bonus payment and Salton Sea II uncontrollable force event disputes, provides for an $800,000 settlement payment from Edison, payment of amounts previously withheld for the Unit II deration and the recission of such deration. The amounts previously withheld for the Unit II deration were received in the second quarter of 2003. The $800,000 settlement payment is contingent upon approval by the California Public Utilities Commission.

As a result of uncertainties related to Edison, the letter of credit that supported the debt service reserve fund at Salton Sea Funding Corporation had not been extended beyond its then existing July 2004 expiration date, and as such cash distributions were not available to CE Generation until the Salton Sea Funding Corporation debt service reserve fund of approximately $65.4 million had been funded or the letter of credit had been extended beyond its July 2004 expiration date or replaced. As of December 31, 2002, the fund had a cash balance of $46.3 million.

In May 2003, the previous $65.4 million Salton Sea Funding Corporation debt service reserve letter of credit was replaced by a $32.7 million TransAlta USA Inc. ("TransAlta"), a wholly owned subsidiary of TransAlta Corporation, letter of credit which expires May 30, 2004 and a $32.7 million MidAmerican Energy Holdings Company ("MidAmerican") letter of credit which expires June 6, 2006.

These new Salton Sea Funding Corporation debt service reserve letters of credit permitted the cash, which was previously restricted, to be included in funds distributed to CE Generation on May 29, 2003. During the second quarter of 2003, CE Generation distributed a total of $65.0 million to MidAmerican and TransAlta.

Stone & Webster
---------------

The Salton Sea V Project was constructed by Stone & Webster, pursuant to a date certain, fixed-price, turnkey engineering, procure, construct and manage contract (the "Salton Sea V Project EPC Contract"). On March 7, 2002, Salton Sea Power L.L.C. ("Salton Sea Power"), the owner of the Salton Sea V Project, filed a Demand for Arbitration against Stone & Webster for breach of contract and breach of warranty arising from deficiencies in Stone & Webster's design, engineering, construction and procurement of equipment for the Salton Sea V Project pursuant to the Salton Sea V Project EPC Contract. The demand for arbitration did not include a stated claim amount. On April 25, 2003, Salton Sea Power entered into a settlement agreement with Stone & Webster. The Settlement Agreement resulted in a total payment of $12.1 million from Stone & Webster in the second quarter 2003 and the arbitration was dismissed. The settlement was recorded as a $4.5 million reduction of incremental capital expenditures and a $7.6 million reduction of incremental operating expenses related to legal, other expenses and equipment write-offs.

The CE Turbo Project was constructed by Stone & Webster, pursuant to a date certain, fixed-price, turnkey engineering, procure, construct and manage contract (the "CE Turbo Project EPC Contract"). On March 7, 2002, Vulcan/BN Geothermal Power Company, Del Ranch, L.P., and CE Turbo LLC, the owners of the CE Turbo Project, filed a Demand for Arbitration against Stone & Webster for breach of contract and breach of warranty arising from deficiencies in Stone & Webster's design, engineering, construction and procurement of equipment for the CE Turbo Project pursuant to the CE Turbo Project's EPC Contract.

On November 25, 2002, Vulcan/BN Geothermal Power Company, Del Ranch, L.P., and CE Turbo, LLC entered into a settlement agreement, related to the CE Turbo Project, with Stone & Webster. The Settlement Agreement resulted in a $3.5 million payment from Stone & Webster.

The Power Resources Project is a Qualifying Facility ("QF") under the Public Utility Regulatory Policies Act of 1978 ("PURPA") and sells electricity to TXU Generation Company LP pursuant to a 15 year negotiated power purchase agreement ("the Power Resources PPA"), which provides for capacity and energy payments. Capacity and energy payments, in 2003 are $3.7 million per month and 3.6 cents per kilowatt ("kW") hour, respectively. The Power Resources PPA expires in September 2003. The Power Resources Project sells steam to ALON USA, LP ("ALON") under a 15-year agreement that also expires in September 2003. As long as the Power Resources Project meets its supply obligations, ALON is required to purchase at least the minimum amount of steam per year required to allow the Power Resources Project to maintain its QF status under PURPA.

On August 5, 2003, Power  Resources  Ltd.  ("Power  Resources")  entered  into a
Tolling Agreement with ONEOK Energy Marketing and Trading Company, L.P. ("ONEOK"). Under the terms of the agreement, Power Resources will sell its electricity and capacity to ONEOK for $1.75 per kW-month plus a variable operating and maintenance fee of $.50 per MW hour ("MWh"). In addition, ONEOK will pay annual turbine start-up costs in an amount equal to the greater of (i) $3,643 per turbine start-up, (ii) $939,986 or (iii) $140 per hour of operation during the year. The agreement commences October 1, 2003 and expires December 31, 2005.

On May 20, 2003, Salton Sea Power LLC ("Salton Sea Power") entered into a Power Sales Agreement with the City of Riverside, California ("Riverside"). Under the terms of the agreement, Salton Sea Power will sell up to 20 MW of energy generated from Salton Sea V to Riverside at $61 per MWh. Sales under the agreement commenced June 1, 2003 and will terminate May 31, 2013.

RELATED PARTY TRANSACTIONS

On January 29, 2003, TransAlta purchased El Paso Merchant Energy's ("EPME") 50% interest in CE Generation.

Pursuant to a Transaction Agreement dated January 29, 2003, Salton Sea Power and CE Turbo LLC began selling power to a subsidiary of TransAlta on February 12, 2003 based on percentages of the Dow Jones SP-15 Index. Such agreement will expire on October 31, 2003. Sales under this agreement totaled $2.9 million and $5.1 million during the three-month and six-month periods June 30, 2003 and 2002, respectively.

Sales to EPME totaled $0.9 million and $3.5 million during the three-month and six-month periods ended June 30, 2002, respectively.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

There have been no material changes in the contractual obligations and commercial commitments from the information provided in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002 other than as discussed in this "Liquidity and Capital Resources" section.

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

ITEM 4.  CONTROLS AND PROCEDURES.

An evaluation was performed under the supervision and with the participation of the Company's management, including its chief executive officer and chief financial officer, regarding the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2003. Based on that evaluation, the Company's management, including the chief executive officer and chief financial officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls.

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



                                                CE GENERATION, LLC
                                                ------------------
                                                   (Registrant)




Date:  August 7, 2003                          /s/  Wayne F. Irmiter
                                        -----------------------------------
                                                   Wayne F. Irmiter
                                             Vice President & Controller

                                  EXHIBIT INDEX


Exhibit No.                   Description of Exhibit
-----------                   ----------------------

    10.1 Tolling Agreement, dated August 5, 2003, between Power Resources, Ltd. and ONEOK Energy Marketing and Trading Company, L.P.

    31.1 Chief Executive Officer's Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    31.2 Chief Accounting Officer's Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    32.1 Chief Executive Officer's Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    32.2 Chief Accounting Officer's Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.