Form 10-Q
period 2003-09-30
CE GENERATION LLC
filed 2003-11-06
CIK 1097322

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

The members' equity accounts are held 50% by MidAmerican Energy Holdings Company and 50% by TransAlta USA Inc. as of October 31, 2003.

                                TABLE OF CONTENTS
                                -----------------

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements............................................... 3
Item 2.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations............................................11
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.........17
Item 4.    Controls and Procedures............................................17

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings..................................................18
Item 2.    Changes in Securities and Use of Proceeds..........................18
Item 3.    Defaults Upon Senior Securities....................................18
Item 4.    Submission of Matters to a Vote of Security Holders................18
Item 5.    Other Information..................................................18
Item 6.    Exhibits and Reports on Form 8-K...................................18

SIGNATURES....................................................................19
EXHIBIT INDEX.................................................................20

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                         INDEPENDENT ACCOUNTANTS' REPORT



Board of Directors and Members
CE Generation, LLC

We have reviewed the accompanying consolidated balance sheet of CE Generation, LLC and subsidiaries (the "Company") as of September 30, 2003, and the related consolidated statements of operations and other comprehensive income for the three-month and nine-month periods ended September 30, 2003 and 2002, and of cash flows for the nine-month periods ended September 30, 2003 and 2002. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of CE Generation, LLC and subsidiaries as of December 31, 2002, and the related consolidated statements of operations and other comprehensive income, members' equity and cash flows for the year then ended (not presented herein); and in our report dated January 24, 2003 (January 29, 2003 as to Note 12) we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 2 to the consolidated financial statements, in 2003 the Company changed its accounting policy for asset retirement obligations.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Omaha, Nebraska
November 3, 2003

                       CE GENERATION, LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                                     As of
                                                                                        ----------------------------------
                                                                                        September 30,        December 31,
                                                                                              2003               2002
                                                                                        ----------------   ---------------
                                                                                          (Unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents.............................................................   $      92,619   $     43,706
  Restricted cash.......................................................................           8,097         60,238
  Trade accounts receivable, net........................................................          69,689         62,138
  Trade accounts receivable from affiliate..............................................           1,584          1,416
  Prepaid expenses and other current assets.............................................           4,168          9,943
  Inventories...........................................................................          24,558         25,049
  Due from affiliates...................................................................              43              -
                                                                                              ----------     ----------
     Total current assets...............................................................         200,758        202,490
                                                                                              ----------     ----------
Restricted cash.........................................................................          10,454         14,299
Properties, plants, contracts and equipment, net........................................       1,185,972      1,234,408
Goodwill................................................................................         265,897        265,897
Note receivable from related party......................................................         137,086        137,789
Deferred financing charges and other assets.............................................           8,917         10,153
                                                                                              ----------     ----------
Total assets............................................................................      $1,809,084     $1,865,036
                                                                                              ==========     ==========

                         LIABILITIES AND MEMBERS' EQUITY

Current liabilities:
  Accounts payable......................................................................      $    3,261     $      667
  Accrued interest......................................................................          16,241          3,382
  Interest rate swap liability..........................................................          16,623         21,023
  Other accrued liabilities.............................................................          35,089         36,551
  Income tax payable....................................................................           7,884              -
  Due to affiliates.....................................................................               -            406
  Current portion of long-term debt.....................................................          66,919         86,656
                                                                                              ----------      ---------
     Total current liabilities..........................................................         146,017        148,685
                                                                                              ----------      ---------
Project loans...........................................................................         105,997        122,573
Salton Sea notes and bonds..............................................................         448,296        463,591
Senior secured bonds....................................................................         331,100        338,400
Deferred income taxes...................................................................         254,451        248,033
Other long-term liabilities.............................................................           7,883          1,480
                                                                                              ----------      ---------
  Total liabilities.....................................................................       1,293,744      1,322,762
                                                                                              ----------      ---------

Minority interest.......................................................................          50,354         52,379

Commitments and contingencies (Notes 4 and 5)

Members' equity.........................................................................         472,567        499,748
Accumulated other comprehensive loss....................................................          (7,581)        (9,853)
                                                                                              ----------     ----------
  Total members' equity.................................................................         464,986        489,895
                                                                                              ----------     ----------
Total liabilities and members' equity...................................................      $1,809,084     $1,865,036
                                                                                              ==========     ==========

   The accompanying notes are an integral part of these financial statements.

                       CE GENERATION, LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND OTHER COMPREHENSIVE INCOME
                                 (In thousands)


                                                                              Three Months               Nine Months
                                                                           Ended September 30,     Ended September 30,
                                                                           -------------------     -------------------
                                                                             2003       2002         2003       2002
                                                                           --------   --------     --------   --------
                                                                                            (Unaudited)
Revenue:
   Operating revenue...................................................   $142,803     $141,305     $388,213     $381,247
   Interest and other income...........................................        696        2,272        1,969        7,237
                                                                          --------     --------     --------     --------
     Total revenue.....................................................    143,499      143,577      390,182      388,484
                                                                          --------     --------     --------     --------
Costs and expenses:
   Fuel................................................................     32,085       30,398       95,790       89,667
   Plant operations....................................................     33,415       31,023       98,369       96,684
   General and administrative..........................................      1,085        2,106        3,200        4,875
   Depreciation and amortization.......................................     21,796       19,966       64,579       62,380
   Interest expense....................................................     17,187       18,950       53,097       58,108
                                                                          --------    ---------     --------     --------
     Total costs and expenses..........................................    105,568      102,443      315,035      311,714
                                                                          --------    ---------     --------     --------
Income before provision for income taxes...............................     37,931       41,134       75,147       76,770
   Provision for income taxes..........................................      9,004       10,999       18,139       19,408
                                                                          --------    ---------     --------     --------
Income before minority interest........................................     28,927       30,135       57,008       57,362
   Minority interest...................................................      6,205        5,287       16,722       14,974
                                                                          --------    ---------     --------     --------
Income before cumulative effect of change in accounting principle......     22,722       24,848       40,286       42,388
   Cumulative effect of change in accounting
     principle, net of tax (Note 2)....................................          -            -       (2,467)           -
                                                                          --------    ---------     --------    ---------
Net income.............................................................   $ 22,722    $  24,848     $ 37,819    $  42,388
                                                                          ========    =========     ========    =========

Other comprehensive income:
   Unrealized gain (loss) on cash flow hedges, net of tax..............      2,060       (1,721)       2,272       (2,139)
                                                                          --------    ---------     --------    ---------
Comprehensive income...................................................   $ 24,782    $  23,127     $ 40,091    $  40,249
                                                                          ========    =========     ========    =========

   The accompanying notes are an integral part of these financial statements.

                       CE GENERATION, LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                         Nine Months
                                                                                                     Ended September 30,
                                                                                                    --------------------
                                                                                                      2003         2002
                                                                                                    --------     -------
                                                                                                         (Unaudited)



Cash flows from operating activities:
    Net income...................................................................................  $  37,819   $   42,388
    Adjustments to reconcile net income to net cash flows from operating activities:
       Cumulative effect of change in accounting principle, net of tax...........................      2,467            -
       Depreciation and amortization.............................................................     64,579       62,380
       Provision for deferred income taxes.......................................................      6,810       15,489
       Distributions to minority interest in excess of income....................................     (2,900)      (2,132)
       Other.....................................................................................      4,499        1,064
       Changes in other items:
         Trade accounts receivable, net..........................................................     (7,719)      38,073
         Due to/from affiliates..................................................................       (449)      (1,375)
         Other assets............................................................................      7,095        1,792
         Accounts payable and other accrued liabilities..........................................     22,286           45
                                                                                                   ---------    ---------
           Net cash flows from operating activities..............................................    134,487      157,724
                                                                                                   ---------    ---------

Cash flows from investing activities:
    Capital expenditures, net of warranty settlement.............................................    (17,652)     (26,847)
    Decrease in restricted cash..................................................................      3,845          216
                                                                                                   ---------    ---------
       Net cash flows from investing activities..................................................    (13,807)     (26,631)
                                                                                                   ---------    ---------

Cash flows from financing activities:
    Repayment of debt............................................................................    (58,908)     (51,484)
    Distributions................................................................................    (65,000)     (14,400)
    Decrease (increase) in restricted cash.......................................................     52,141      (35,023)
                                                                                                    --------    ---------
       Net cash flows from financing activities..................................................    (71,767)    (100,907)
                                                                                                    ---------   ---------

Net increase in cash and cash equivalents........................................................     48,913       30,186
Cash and cash equivalents at beginning of period.................................................     43,706       34,870
                                                                                                   ---------    ---------
Cash and cash equivalents at end of period.......................................................  $  92,619    $  65,056
                                                                                                   =========    =========

Supplemental Disclosure:
    Interest paid................................................................................  $  40,238    $  42,782
                                                                                                   =========    =========
    Income taxes paid............................................................................  $     920    $     993
                                                                                                   =========    =========

   The accompanying notes are an integral part of these financial statements.

                       CE GENERATION, LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
1.   General

In the opinion of the management of CE Generation, LLC ("CE Generation" or the "Company") the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2003, and the results of operations for the three-month and nine-month periods ended September 30, 2003 and 2002, and of cash flows for the nine-month periods ended September 30, 2003 and 2002. The results of operations for the three-month and nine-month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

The unaudited consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

Certain amounts in the prior year financial statements and supporting note disclosures have been reclassified in order to conform to the current year presentation. Such reclassifications did not impact previously reported net income or members' equity.

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

The Company identified legal retirement obligations related to landfill and plant abandonment costs, measured the obligations using an expected cash flow approach and recorded those liabilities pursuant to SFAS 143 as of January 1, 2003. The following liabilities reflect amounts as if this statement had been applied during all periods (in thousands):

                                             September 30,         December 31,
                                                2003                  2002
                                           ---------------      ---------------
                                                                    (Proforma)
Plant abandonment....................           $3,969                $3,798
Landfill abandonment.................           $3,914                $3,663

Following is a reconciliation of net income as originally reported for the three-month and nine-month periods September 30, 2003 and 2002, to adjusted net income as if this statement had been applied to all periods (in thousands):

                                                                            Three Months                 Nine Months
                                                                         Ended September 30,       Ended September 30,
                                                                         -------------------       -------------------
                                                                           2003      2002            2003       2002
                                                                         --------  --------        --------   --------

   Reported net income...............................................    $22,722      $24,848        $37,819      $42,388
   Accretion and amortization expense................................          -         (133)             -         (459)
   Cumulative effect of change in accounting principle...............          -            -          2,467            -
                                                                         -------      -------        -------      -------
   Adjusted net income...............................................    $22,722      $24,717        $40,286      $41,929
                                                                         =======      =======        =======      =======

The plant abandonment obligation had not been recorded prior to January 1, 2003. The landfill abandonment obligation had a previously recorded liability of $1.5 million at December 31, 2002.

3.   Intangible Assets

The following table summarizes the acquired intangible assets, which are included in properties, plants, contracts and equipment, net, on the balance sheet, as of September 30, 2003 and December 31, 2002 (in thousands):


                                                        September 30, 2003                      December 31, 2002
                                               ---------------------------------       ---------------------------------
                                               Gross Carrying        Accumulated       Gross Carrying       Accumulated
                                                   Amount           Amortization           Amount           Amortization
                                               --------------       ------------       --------------       ------------

         Amortized Intangible Assets:
         Power Purchase Contracts...........        $338,716            $216,319           $338,716            $203,685
         Patented Technology................          46,290              16,833             46,290              15,385
                                                    --------            --------           --------          ----------
           Total............................        $385,006            $233,152           $385,006            $219,070
                                                    ========            ========           ========            ========

Amortization expense on acquired intangible assets was $4.6 million and $14.1 million for the three-month and nine-month periods ended September 30, 2003, respectively, and $4.6 million and $13.7 million for the three-month and nine-month periods ended September 30, 2002, respectively. CE Generation expects amortization expense on acquired intangible assets to be $18.7 million for 2003 and $15.8 million for each of the five succeeding fiscal years.

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

Edison has disputed a portion of the settlement agreement and has failed to pay approximately $3.9 million of capacity bonus payments for the months from October 2001 through May 2002. On December 10, 2001, the Imperial Valley Projects (excluding the Salton Sea I, Salton Sea V and CE Turbo Projects) filed a lawsuit against Edison in California's Imperial County Superior Court seeking a court order requiring Edison to make the required capacity bonus payments under the Power Purchase Agreements. Due to Edison's failure to pay these contractual obligations, the Imperial Valley Projects established an allowance for doubtful accounts of approximately $2.7 million as of December 31, 2002. In connection with the June 11, 2003 settlement discussed below, the receivables associated with this allowance were written off during 2003.

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

On July 10, 2003, Salton Sea IV's 34 MW turbine went out of service due to an uncontrollable force event. Such uncontrollable force event ended, and Salton Sea IV returned to service on September 17, 2003. Edison failed to recognize the uncontrollable force event and as such has not paid amounts otherwise due and owing under the Salton Sea IV Power Purchase Agreement totaling $1.7 million. On September 19, 2003 and October 17, 2003, Salton Sea Power Generation, L.P., with Fish Lake Power Company, owner of Salton Sea IV served notices of error Edison for such unpaid amounts. As a result, the Company established reserve of $1.4 million for capacity payments as of September 30, 2003.

As a result of uncertainties related to Edison, the letter of credit that supported the debt service reserve fund at Salton Sea Funding Corporation had not been extended beyond its then existing July 2004 expiration date, and as such cash distributions were not available to CE Generation until the Salton Sea Funding Corporation debt service reserve fund of approximately $65.4 million had been funded or the letter of credit had been extended beyond its July 2004 expiration date or replaced. At December 31, 2002, the fund had a cash balance of $46.3 million.

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

Stone & Webster
---------------

The Salton Sea V Project was constructed by Stone & Webster, Inc. (formerly Stone & Webster Engineering Corporation), a wholly-owned subsidiary of the Shaw Group ("Stone & Webster"), pursuant to a date certain, fixed-price, turnkey engineering, procure, construct and manage contract (the "Salton Sea V Project Contract"). On March 7, 2002, Salton Sea Power L.L.C. ("Salton Sea Power"), the owner of the Salton Sea V Project, filed a Demand for Arbitration against Stone & Webster for breach of contract and breach of warranty arising from deficiencies in Stone & Webster's design, engineering, construction and procurement of equipment for the Salton Sea V Project pursuant to the Salton Sea V Project EPC Contract. The demand for arbitration did not include a stated claim amount. On April 25, 2003, Salton Sea Power entered into a settlement agreement with Stone & Webster. The Settlement Agreement resulted in a total payment of $12.1 million from Stone & Webster in the second quarter 2003 and the arbitration was dismissed. The settlement was recorded as a $4.5 million reduction of incremental capital expenditures and a $7.6 million reduction of incremental operating expenses related to legal, other expenses and equipment write-offs.

On November 25, 2002, Vulcan/BN Geothermal Power Company, Del Ranch, L.P., and CE Turbo, LLC entered into a settlement agreement with Stone & Webster related to a Demand for Arbitration against Stone & Webster for breach of contract and breach of warranty arising from deficiencies in Stone & Webster's design, engineering, construction and procurement of equipment for the CE Turbo Project. The settlement agreement resulted in a $3.5 million payment from Stone & Webster which was recorded as a reduction of incremental capital expenditures.

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

The Power Resources Project, a 200 net MW natural gas-fired cogeneration project owned by Power Resources Ltd. ("Power Resources"), an indirect wholly-owned subsidiary of CE Generation, was a QF under PURPA and sold electricity to TXU Generation Company LP pursuant to a 15-year negotiated power purchase agreement ("the Power Resources PPA"), which provided for capacity and energy payments. Capacity and energy payments in 2003 were $3.7 million per month and 3.6 cents per kilowatt hour, respectively. The Power Resources PPA expired September 30, 2003. The Power Resources Project sold steam to ALON USA, LP ("ALON") under a 15-year agreement that also expired September 30, 2003.

On August 5, 2003, Power Resources entered into a Tolling Agreement with ONEOK Energy Marketing and Trading Company, L.P. ("ONEOK"). Under the terms of the agreement, Power Resources sells its electricity and capacity to ONEOK for $1.75 per kilowatt-month plus a variable operating and maintenance fee of $.50 per MW hour ("MWh"). In addition, ONEOK pays annual turbine start-up costs in an amount equal to the greater of (i) $3,643 per turbine start-up, (ii) $939,986 or (iii) $140 per hour of operation during the year. The agreement commenced October 1, 2003 and expires December 31, 2005.

On May 20,  2003,  Salton Sea Power  entered into a Power Sales  Agreement  (the
"Riverside Power Sales Agreement") with the City of Riverside, California ("Riverside"). Under the terms of the agreement, Salton Sea Power sells up to 20 MW of energy generated from Salton Sea V to Riverside at $61 per MWh. Sales under the agreement commenced June 1, 2003 and will terminate May 31, 2013.

Minerals LLC ("Minerals") contracted with Zachry Construction Corporation ("Zachry") under a time and materials contract to do a maximum of $1.32 million work for the Zinc Recovery Project. Zachry has invoiced Minerals for $4.7 million of work under this contract. Minerals has been unable to substantiate Zachry's invoices. Zachry filed a demand for arbitration with the American Arbitration Association (the "AAA") on August 19, 2003 for collection of its claimed outstanding invoices. Although the AAA has selected an arbitration panel, neither the AAA nor the panel has scheduled any hearings on this matter to date. Minerals anticipates that the evidentiary hearing on this matter will not likely occur prior to the summer of 2004.

5.  Related Party Transactions

On January 29, 2003, TransAlta purchased El Paso Merchant Energy North American Company's ("EPME") 50% interest in CE Generation.

Pursuant to a Transaction Agreement dated January 29, 2003, Salton Sea Power and CE Turbo began selling power to a subsidiary of TransAlta on February 12, 2003 based on percentages of the Dow Jones SP-15 Index. The Transaction Agreement shall continue until the earlier of (a) 30 days following a written notice of termination after October 1, 2003 or (b) any other termination date mutually agreed to by the parties. No such notice of termination has been given by either party. Sales under this agreement totaled $2.9 million and $8.0 million during the three-month and nine-month periods ended September 30, 2003, respectively.

Sales to EPME totaled $1.1 million and $4.6 million during the three-month and nine-month periods ended September 30, 2002, respectively.

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

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002

Operating revenue increased $1.5 million or 1.1% to $142.8 million for the three-month period ended September 30, 2003 from $141.3 million for the same period in 2002. The increase reflects $3.3 million of higher revenue at the company's gas facilities due to $5.6 million of increased energy rates partially offset by $2.3 million in lower revenue from decreased production as a result of curtailment and maintenance and $1.8 million of lower revenue due to decreased production related to an uncontrollable force event at the Salton Sea Unit IV Project partially offset by higher rates at the geothermal projects located in the Imperial Valley in California (the "Imperial Valley Projects").

Interest and other income decreased $1.6 million to $0.7 million for the three-month period ended September 30, 2003 from $2.3 million for the same period in 2002 due to interest earned on past due Southern California Edison ("Edison") amounts in 2002.

Fuel expenses increased $1.7 million to $32.1 million for the three-month period ended September 30, 2003 from $30.4 million for the same period in 2002. The increase was primarily due to higher natural gas prices at the Company's gas facilities, partially offset by increased utility curtailment in 2003.

Plant operating expenses, which include operating, maintenance, resource and other plant operating expenses, increased $2.4 million to $33.4 million for the three-month period ended September 30, 2003 from $31.0 million for the same period in 2002. The increase was primarily due to an uncontrollable force event at the Salton Sea Unit IV Project and timing of other maintenance activities.

General and administrative expenses decreased $1.0 million to $1.1 million for the three-month period ended September 30, 2003 from $2.1 million for the same period in 2002. These costs include administrative services including executive, financial, legal, tax and other corporate functions. The decrease in 2003 was primarily due to a reduction in legal costs related to disputes with Edison.

Depreciation and amortization increased $1.8 million to $21.8 million for the three month period ended September 30, 2003 from $20.0 million for the same period in 2002. The increase was primarily due to a change in salvage values used at the Salton Sea Projects.

Interest expense decreased $1.8 million to $17.2 million for the three-month period ended September 30, 2003 from $19.0 million for the same period in 2002. The decrease is due to lower outstanding debt balances.

The provision for income taxes decreased $2.0 million to $9.0 million for the three-month period ended September 30, 2003 from $11.0 million for the same period in 2002. The effective tax rate was 23.7% and 26.7% in 2003 and 2002, respectively. The lower effective tax rate is due to greater depletion benefits in 2003.

RESULTS OF OPERATIONS FOR THE NINE-MONTH  PERIODS ENDED  SEPTEMBER 30, 2003
AND 2002

Operating revenue increased $7.0 million or 1.8% to $388.2 million for the nine-month period ended September 30, 2003 from $381.2 million for the same period in 2002. The increase reflects $26.0 million due to higher rates at the Imperial Valley Projects and $15.6 million due to increased energy rates at the Company's gas facilities in 2003, partially offset by the $21.0 million adjustment to the Edison provision at the Imperial Valley Projects in the first quarter of 2002 and $13.6 million in lower revenue from decreased production, at both the Imperial Valley Projects and the gas facilities, as a result of curtailment and maintenance, in 2003.

Interest and other income decreased $5.2 million to $2.0 million for the nine-month period ended September 30, 2003 from $7.2 million for the same period in 2002 due to the interest earned in 2002 on past due Edison amounts, Salton Sea II Project business interruption revenue and the sale of Saranac emission credits in 2002.

Fuel expenses increased $6.1 million to $95.8 million for the nine-month period ended September 30, 2003 from $89.7 million for the same period in 2002. The increase was primarily due to higher natural gas prices at the Company's gas facilities.

Plant operating expenses, which include operating, maintenance, resource and other plant operating expenses, increased $1.7 million to $98.4 million for the nine-month period ended September 30, 2003 from $96.7 million for the same period in 2002. The increase was primarily due to the Salton Sea Unit IV repairs partially offset by settlement of a warranty claim with Stone & Webster, Inc. ("Stone & Webster").

General and administrative expenses decreased $1.7 million to $3.2 million for the nine-month period ended September 30, 2003 from $4.9 million for the same period in 2002. These costs include administrative services including executive, financial, legal, tax and other corporate functions. The decrease in 2003 was due to a reduction in legal costs related to disputes with Edison.

Depreciation and amortization increased $2.2 million to $64.6 million for the nine-month period ended September 30, 2003 from $62.4 million for the same period in 2002. The increase was primarily due to a change in salvage values used at the Salton Sea Projects.

Interest expense decreased $5.0 million to $53.1 million for the nine-month period ended September 30, 2003 from $58.1 million for the same period in 2002. The decrease is due to lower outstanding debt balances.

The provision for income taxes decreased $1.3 million to $18.1 million for the nine-month period ended September 30, 2003 from $19.4 million for the same period in 2002. The effective tax rate was 24.1% and 25.3% in 2003 and 2002, respectively. The lower effective tax rate is due to greater depletion benefits in 2003.

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

If CE Generation had adopted the policy as of January 1, 2002, income before cumulative effect of change in accounting principle would have been $0.5 million lower for the nine-month period ended September 30, 2002 on a proforma basis.

LIQUIDITY AND CAPITAL RESOURCES

Each of CE Generation's direct or indirect subsidiaries is organized as a legal entity separate and apart from CE Generation and its other subsidiaries. Pursuant to separate project financing agreements, the assets of each subsidiary (excluding PRL (beginning September 30, 2003) and Yuma) are pledged or encumbered to support or otherwise provide the security for their own project or subsidiary debt. It should not be assumed that any asset of any subsidiary of CE Generation will be available to satisfy the obligations of CE Generation or any of its other subsidiaries; provided, however, that unrestricted cash or other assets which are available for distribution may, subject to applicable law and the terms of financing arrangements for such parties, be advanced, loaned, paid as dividends or otherwise distributed or contributed to CE Generation or affiliates thereof. "Subsidiary" means all of CE Generation's direct or indirect subsidiaries (1) owning direct or indirect interests in the Imperial Valley Projects (including the Salton Sea Projects and the Partnership Projects), or
(2) owning direct interests in the subsidiaries that own interests in the foregoing projects, the Saranac Project, a 240 net megawatt ("MW") natural gas-fired cogeneration facility owned by Saranac Energy Company, Inc., an indirect wholly-owned subsidiary of CE Generation, and the Power Resources
Project, a 200 net MW natural gas-fired cogeneration project owned by Power Resources Ltd. ("Power Resources"), an indirect wholly-owned subsidiary of CE Generation.

CE Generation generated cash flows from operations of $134.5 million for the nine-month period ended September 30, 2003 compared with $157.7 million for the same period in 2002. The decrease was primarily due to the receipt of past due balances from Edison in 2002 and changes in working capital in 2003.

Cash flow used in investing activities was $13.8 million for the nine-month period ended September 30, 2003 and included a $4.5 million reduction due to recoveries from the Stone & Webster settlement. Cash used was $26.6 million for the nine-month period ended September 30, 2002. Capital expenditures are the primary component of investing activities.

Cash flow used in financing activities was $71.8 million for the nine-month period ended September 30, 2003 compared with $100.9 million for the same period in 2002. The changes in cash flows from financing activities primarily reflect the funding of debt service reserve accounts and distributions to owners.

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

Edison has disputed a portion of the settlement agreement and has failed to pay approximately $3.9 million of capacity bonus payments for the months from October 2001 through May 2002. On December 10, 2001, the Imperial Valley Projects (excluding the Salton Sea I, Salton Sea V, and CE Turbo Projects) filed a lawsuit against Edison in California's Imperial County Superior Court seeking a court order requiring Edison to make the required capacity bonus payments under the Power Purchase Agreements. Due to Edison's failure to pay these contractual obligations, the Imperial Valley Projects established an allowance for doubtful accounts of approximately $2.7 million as of December 31, 2002. In connection with the June 11, 2003 settlement discussed below, the receivables associated with this allowance were written off during 2003.

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

On July 10, 2003, Salton Sea IV's 34 MW turbine went out of service due to an uncontrollable force event. Such uncontrollable force event ended, and Salton Sea IV returned to service on September 17, 2003. Edison failed to recognize the uncontrollable force event and as such has not paid amounts otherwise due and owing under the Salton Sea IV Power Purchase Agreement totaling $1.7 million. On September 19, 2003 and October 17, 2003, Salton Sea Power Generation, L.P., with Fish Lake Power Company, owner of Salton Sea IV served notices of error on Edison for such unpaid amounts. As a result, the Company has set up a reserve of $1.4 million for capacity payments as of September 30, 2003.

As a result of uncertainties related to Edison, the letter of credit that supported the debt service reserve fund at Salton Sea Funding Corporation had not been extended beyond its then existing July 2004 expiration date, and as such cash distributions were not available to CE Generation until the Salton Sea Funding Corporation debt service reserve fund of approximately $65.4 million had been funded or the letter of credit had been extended beyond its July 2004 expiration date or replaced. At December 31, 2002, the fund had a cash balance of $46.3 million.

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

Stone & Webster
---------------

The Salton Sea V Project was constructed by Stone & Webster, pursuant to a date certain, fixed-price, turnkey engineering, procure, construct and manage contract (the "Salton Sea V Project EPC Contract"). On March 7, 2002, Salton Sea Power L.L.C. ("Salton Sea Power"), the owner of the Salton Sea V Project, filed a Demand for Arbitration against Stone & Webster for breach of contract and breach of warranty arising from deficiencies in Stone & Webster's design, engineering, construction and procurement of equipment for the Salton Sea V Project pursuant to the Salton Sea V Project EPC Contract. The demand for arbitration did not include a stated claim amount. On April 25, 2003, Salton Sea Power entered into a settlement agreement with Stone & Webster. The Settlement Agreement resulted in a total payment of $12.1 million from Stone & Webster in the second quarter of 2003 and the arbitration was dismissed. The settlement was recorded as a $4.5 million reduction of incremental capital expenditures and a $7.6 million reduction of incremental operating expenses related to legal, other expenses and equipment write-offs.

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

On November 25, 2002, Vulcan/BN Geothermal Power Company, Del Ranch, L.P., and CE Turbo, LLC entered into a settlement agreement with Stone & Webster related to a Demand for Arbitration against Stone & Webster for breach of contract and breach of warranty arising from deficiencies in Stone & Webster's design, engineering, construction and procurement of equipment for the CE Turbo Project. The settlement agreement resulted in a $3.5 million payment from Stone & Webster which was recorded as a reduction of incremental capital expenditures.

The Power Resources Project was a Qualifying Facility ("QF") under the Public Utility Regulatory Policies Act of 1978 ("PURPA") and sold electricity to TXU Generation Company LP pursuant to a 15 year negotiated power purchase agreement ("the Power Resources PPA"), which provided for capacity and energy payments. Capacity and energy payments, in 2003 were $3.7 million per month and 3.6 cents per kilowatt ("kW") hour, respectively. The Power Resources PPA expired
September 30, 2003. The Power Resources Project sold steam to ALON USA, LP ("ALON") under a 15-year agreement that also expired September 30, 2003.

On August 5, 2003,  Power  Resources  Ltd.  ("Power  Resources")  entered into a
Tolling Agreement with ONEOK Energy Marketing and Trading Company, L.P. ("ONEOK"). Under the terms of the agreement, Power Resources sells its electricity and capacity to ONEOK for $1.75 per kW-month plus a variable operating and maintenance fee of $.50 per MW hour ("MWh"). In addition, ONEOK pays annual turbine start-up costs in an amount equal to the greater of (i) $3,643 per turbine start-up, (ii) $939,986 or (iii) $140 per hour of operation during the year. The agreement commenced October 1, 2003 and expires December 31, 2005.

On May 20, 2003, Salton Sea Power entered into a Power Sales Agreement with the City of Riverside, California ("Riverside"). Under the terms of the agreement, Salton Sea Power sells up to 20 MW of energy generated from Salton Sea V to Riverside at $61 per MWh. Sales under the agreement commenced June 1, 2003 and will terminate May 31, 2013.

Minerals LLC ("Minerals") contracted with Zachry Construction Corporation ("Zachry") under a time and materials contract to do a maximum of $1.32 million work for the Zinc Recovery Project. Zachry has invoiced Minerals for $4.7 million of work under this contract. Minerals has been unable to substantiate Zachry's invoices. Zachry filed a demand for arbitration with the American Arbitration Association (the "AAA") on August 19, 2003 for collection of its claimed outstanding invoices. Although the AAA has selected an arbitration panel, neither the AAA nor the panel has scheduled any hearings on this matter to date. Minerals anticipates that the evidentiary hearing on this matter will not likely occur prior to the summer of 2004.

RELATED PARTY TRANSACTIONS

On January 29, 2003, TransAlta purchased El Paso Merchant Energy North American Company's ("EPME") 50% interest in CE Generation.

Pursuant to a Transaction Agreement dated January 29, 2003, Salton Sea Power and CE Turbo LLC began selling power to a subsidiary of TransAlta on February 12, 2003 based on percentages of the Dow Jones SP-15 Index. The Transaction Agreement shall continue until the earlier of (a) 30 days following a written notice of termination after October 1, 2003 or (b) any other termination date mutually agreed to by the parties. No such notice of termination has been given by either party. Sales under this agreement totaled $2.9 million and $8.0 million during the three-month and nine-month periods September 30, 2003, respectively.

Sales to EPME totaled $1.1 million and $4.6 million during the three-month and nine-month periods ended September 30, 2002, respectively.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

For quantitative and qualitative disclosures about market risk affecting CE Generation, see Item 7A "Qualitative and Quantitative Disclosures About Market Risk" of CE Generation's Annual Report on Form 10-K for the year ended December 31, 2002. Other than the Power Resources and Riverside contract changes, CE Generation's exposure to market risk has not changed materially since December 31, 2002.

Item 4.  Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company's management, including its chief executive officer and chief financial officer, regarding the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2003. Based on that evaluation, the Company's management, including the chief executive officer and chief financial officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls.

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


                                                  CE GENERATION, LLC
                                                  ------------------
                                                     (Registrant)



Date:  November 6, 2003                         /s/  Wayne F. Irmiter
                                             ----------------------------
                                                    Wayne F. Irmiter
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