Form 10-K
period 2003-12-31
CE GENERATION LLC
filed 2004-02-27
CIK 1097322

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2003

                          Commission File No. 333-89521

                               CE GENERATION, LLC
                               ------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                     47-0818523
    -------------------------------                    -------------------
    (State or other jurisdiction of                     (I.R.S. Employer
    Incorporation or organization)                     Identification No.)

    302 South 36th Street, Suite 400, Omaha, NE               68131
    -------------------------------------------             ---------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of each of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).
Yes [ ]    No [X]

The members' equity accounts are held 50% by MidAmerican Energy Holdings Company and 50% by TransAlta USA Inc. as of February 27, 2004.

                                TABLE OF CONTENTS

                                     PART I

Item 1.  Business.............................................................4
Item 2.  Properties..........................................................10
Item 3.  Legal Proceedings...................................................10
Item 4.  Submission of Matters to a Vote of Security Holders.................10

                                  PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder's
           Matters and Issuer Purchases of Equity Securities.................11
Item 6.  Selected Financial Data.............................................11
Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.............................................12
Item 7A. Quantitative and Qualitative Disclosures About Market Risk..........20
Item 8.  Financial Statements and Supplementary Data.........................21
Item 9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure..............................................43
Item 9A. Controls and Procedures.............................................43

                                 PART III

Item 10. Directors and Executive Officers of the Registrant..................44
Item 11. Executive Compensation..............................................45
Item 12. Security Ownership of Certain Beneficial Owners and Management and
           Related Stockholder Matters.......................................45
Item 13. Certain Relationships and Related Transactions......................45
Item 14. Principal Accountant Fees and Services..............................46

                                  PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.....47
SIGNATURES...................................................................49
EXHIBIT INDEX................................................................50

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements that do not directly or exclusively relate to historical facts. These statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You can typically identify forward-looking statements by the use of forward-looking words, such as "may", "will", "could", "project", "believe", "anticipate", "expect", "estimate", "continue", "potential", "plan", "forecast", and similar terms. These statements represent CE Generation, LLC's intentions, plans, expectations and beliefs and are subject to risks, uncertainties and other factors. Many of these factors are outside CE Generation, LLC's control and could cause actual results to differ materially from such forward-looking statements. These factors include, among others:

     o general economic and business conditions in the jurisdictions in which CE Generation, LLC's facilities are located;

     o the financial condition and creditworthiness of our significant customers and suppliers;

     o    governmental,  statutory,  regulatory or administrative initiatives or
          ratemaking   actions  affecting  CE  Generation,   LLC  or  the  power
          generation industries;

     o    weather effects on sales and revenue;

     o    general industry trends;

     o    increased competition in the power generation industry;

     o    fuel and power costs and availability;

     o changes in business strategy, development plans or customer or vendor relationships;

     o    availability of qualified personnel;

     o    unscheduled outages or repairs;

     o financial or regulatory accounting principles or policies imposed by the Public Company Accounting Oversight Board, the Financial Accounting Standards Board ("FASB"), the Securities and Exchange Commission ("SEC") and similar entities with regulatory oversight;

     o other risks or unforeseen events, including wars, the effects of terrorism, embargos and other catastrophic events; and

     o other business or investment considerations that may be disclosed from time to time in SEC filings or in other publicly disseminated written documents.

CE Generation, LLC undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors should not be construed as exclusive.

In this Annual Report references to kW means kilowatts, MW means megawatts, kWh means kilowatt hours, MWh means megawatt hours, and MMBtus means million British thermal units.

                                     PART I

ITEM 1. BUSINESS.

GENERAL

CE Generation, LLC ("CE Generation" or the "Company"), is a Delaware limited liability company created by MidAmerican Energy Holdings Company ("MEHC") on February 8, 1999, for the sole purpose of issuing securities and holding the equity investments in certain subsidiaries. On March 3, 1999, MEHC sold 50% of its ownership interest in CE Generation to El Paso CE Generation Holding Company ("El Paso").

On January 29, 2003, El Paso sold all its interest in CE Generation to TransAlta USA Inc. ("TransAlta"), an affiliate of TransAlta Corporation.

The Company's limited liability company operating agreement provides that MEHC and TransAlta each are entitled to appoint 50% of the directors and are entitled to 50% of the distributions made by the Company.

CE Generation owns all of the common stock interests in Magma Power Company ("Magma"), FSRI Holdings, Inc. ("FSRI") and California Energy Development Corporation and their subsidiaries. Through its subsidiaries, CE Generation is primarily engaged in the development, ownership and operation of environmentally responsible independent power production facilities in the United States utilizing geothermal and natural gas resources.

The principal executive office of CE Generation is located at 302 South 36th Street, Suite 400, Omaha, Nebraska 68131 and its telephone number is (402) 341-4500.

THE PROJECTS

CE Generation has an aggregate net ownership interest of 769 MW of electrical generating capacity in power plants in operation in the United States, which have an aggregate net capacity of 829 MW. Set forth below is a table describing certain characteristics of CE Generation's projects as of December 31, 2003:

                                 FACILITY NET                           POWER PURCHASE
                                   CAPACITY     NET MW                     AGREEMENT           POWER
OPERATING PROJECT                  (MW) (1)    OWNED (1)     LOCATION     EXPIRATION        PURCHASER (2)
-----------------                  --------    ---------     --------     ----------    ---------------------
GEOTHERMAL FACILITIES:
Salton Sea Projects
Salton Sea I......................     10         10        California       2017              Edison
Salton Sea II.....................     20         20        California       2020              Edison
Salton Sea III....................     50         50        California       2019              Edison
Salton Sea IV.....................     40         40        California       2026              Edison
Salton Sea V......................     49         49        California      Varies            TransAlta
                                      ---        ---
                                                                                        Riverside/Minerals(3)
  Total Salton Sea Projects......     169        169
                                      ---        ---
Partnership Projects
Vulcan............................     34         34        California       2016              Edison
Elmore............................     38         38        California       2018              Edison
Leathers..........................     38         38        California       2019              Edison
Del Ranch.........................     38         38        California       2019              Edison
CE Turbo..........................     10         10        California      Varies      TransAlta/Minerals(3)
                                      ---        ---
Total Partnership Projects........    158        158
                                      ---        ---
Total geothermal facilities.......    327        327
                                      ---        ---

GAS FACILITIES:
Saranac...........................    240        180         New York        2009              NYSE&G
Power Resources (4)...............    212        212           Texas         2005               ONEOK
Yuma..............................     50         50          Arizona        2024               SDG&E
                                      ---        ---
  Total gas facilities...........     502        442
                                      ---        ---
TOTAL OPERATING PROJECTS..........    829        769
                                      ===        ===

     (1) Represents nominal net generating capability (contract capacity for most). Actual MW may vary depending on operating conditions and plant design. Net MW owned indicates current legal ownership.

     (2) Southern California Edison Company ("Edison"); TransAlta; CalEnergy Minerals LLC ("Minerals"); the City of Riverside, California ("Riverside"); New York State Electric & Gas Corporation ("NYSE&G"); ONEOK Energy, Marketing and Trading Company, L.P. ("ONEOK"); and San Diego Gas & Electric Company ("SDG&E").

     (3) Each contract governing power purchases by Minerals will expire 33 years from the date of the initial power delivery under such contract. Pursuant to a Transaction Agreement dated January 29, 2003, Salton Sea Power LLC ("Salton Sea Power") which owns Salton Sea V, and CE Turbo LLC ("CE Turbo") began selling available power to TransAlta on February 12, 2003 based on percentages of the Dow Jones SP-15 Index. The Transaction Agreement shall continue until the earlier of: (a) 30 days following a written notice of termination; or (b) any other termination date mutually agreed to by the parties. No such notice of termination has been given by either party. Effective July 1, 2004, Salton Sea Power and CE Turbo will also be selling the environmental attributes associated with up to 931,800 MWh to TransAlta Marketing
          (US) Inc ("TransAlta Marketing") through December 31, 2008. Salton

          Sea Power also entered into a 10-year power sales agreement for up to 20 MW with Riverside in May 2003.

     (4) Power Resources net capacity was 200 MW during operation as a QF under the TXU Power Generation Company, LP ("TXU") Power Purchase Agreement, which expired September 30, 2003. The net capacity increased to 212 MW during operations as an exempt wholesale generator ("EWG"), as defined by the Energy Policy Act of 1992, under the ONEOK tolling agreement due to the absence of the need to deliver steam to a third party.

GEOTHERMAL FACILITIES

CE Generation affiliates currently operate ten geothermal plants (the "Imperial Valley Projects") in the Imperial Valley in California. The "Salton Sea Projects" consist of the Salton Sea I, Salton Sea II, Salton Sea III, Salton Sea IV and Salton Sea V Projects (the "Salton Sea I Project", the "Salton Sea II Project", the "Salton Sea III Project", the "Salton Sea IV Project", and the "Salton Sea V Project" respectively). The "Partnership Projects" consist of the Vulcan, Elmore, Leathers, Del Ranch and CE Turbo projects (the "Vulcan Project", the "Elmore Project", the "Leathers Project", the "Del Ranch Project", and the "CE Turbo Project", respectively).

Each of the Imperial Valley Projects, excluding the Salton Sea V and CE Turbo Projects, sells electricity to Edison pursuant to a separate Standard Offer No. 4 Agreement ("SO4 Agreement") or a negotiated power purchase agreement. Each power purchase agreement is independent of the others, and the performance requirements specified within one such agreement apply only to the project which is subject to the agreement. The power purchase agreements provide for capacity payments, capacity bonus payments, and energy payments. Edison makes fixed annual capacity payments and capacity bonus payments to the applicable projects to the extent that capacity factors exceed certain benchmarks. The price for capacity was fixed for the life of the SO4 Agreements and is significantly higher in the months of June through September.

Energy payments under the Imperial Valley Projects SO4 Agreements, excluding the Salton Sea IV Project, were at increasing fixed rates for the first ten years after firm operation and thereafter at a rate based on the cost that Edison avoids by purchasing energy from the project instead of obtaining the energy from other sources ("Edison's Avoided Cost of Energy"). In June and November 2001, the Imperial Valley Projects which receive Edison's Avoided Cost of Energy, entered into agreements that provide for amended energy payments under the SO4 Agreements. The amendments provide for fixed energy payments per kWh in lieu of Edison's Avoided Cost of Energy. The fixed energy payment was 3.25 cents per kWh from December 1, 2001 through April 30, 2002 and is 5.37 cents per kWh commencing May 1, 2002 for a five-year period. Following the five-year period, the energy payments revert back to Edison's Avoided Cost of Energy.

For the years ended December 31, 2003, 2002 and 2001, respectively, Edison's Average Avoided Cost of Energy was 5.4 cents per kWh, 3.5 cents per kWh and 7.4 cents per kWh, respectively. Estimates of Edison's future Avoided Cost of Energy vary substantially from year-to-year based primarily on the future cost of gas.

The Salton Sea I Project contracts to sell electricity to Edison pursuant to a 30-year negotiated power purchase agreement, which commenced on July 1, 1987 (the "Salton Sea I PPA"). The contract capacity and contract nameplate are each 10 MW. The capacity payment is based on the firm capacity price, which adjusts quarterly based on a basket of energy indices for the term of the Salton Sea I PPA and is currently $158.71 per kW-year. The capacity payment was approximately $1.5 million in 2003. The energy payment is calculated using a Base Price (defined as the initial value of the energy payment (4.7 cents per kWh for the second quarter of 1992)), which is subject to quarterly adjustments based on a basket of energy indices. The time period weighted average energy payment for Salton Sea I was 6.1 cents per kWh during 2003.

The Salton Sea II Project contracts to sell electricity to Edison pursuant to a 30-year modified SO4 Agreement that commenced on April 5, 1990. The contract capacity and contract nameplate are 15 MW (16.5 MW during on-peak periods) and 20 MW, respectively. The price for contract capacity and contract capacity bonus payments is fixed for the life of the modified SO4 Agreement. Pursuant to the SO4 Agreements, the maximum annual capacity and bonus payments are approximately $3.3 million. Edison is entitled to receive, at no cost, 5% of all energy delivered in excess of 80% of contract capacity through September 30, 2004.

The Salton Sea III Project contracts to sell electricity to Edison pursuant to a 30-year modified SO4 Agreement that commenced on February 13, 1989. The contract capacity and contract nameplate are 47.5 MW and 49.8 MW, respectively. The price for contract capacity payments and capacity bonus payments is fixed at $175 per kW per year. Pursuant to the SO4 Agreements, the maximum annual capacity and bonus payments are approximately $9.7 million.

The Salton Sea IV Project contracts to sell electricity to Edison pursuant to a modified SO4 Agreement which provides for contract capacity payments on 40 MW of capacity at two different rates based on the respective contract capacities deemed attributable to the original Salton Sea I PPA option (20 MW) and to the original Salton Sea IV SO4 Agreement (14 MW). The capacity payment price for the 20 MW portion adjusts quarterly based upon specified indices and the capacity payment price for the 14 MW portion is a fixed levelized rate. The capacity and bonus payments in 2003, 2002 and 2001 were approximately $3.9 million, $5.5 million and $5.7 million, respectively. The energy payment (for deliveries up to a rate of 39.6 MW) is at a base price, adjusted quarterly based on specified indices, for 55.6% of the total energy delivered by the Salton Sea IV Project and is based on an energy payment schedule for 44.4% of the total energy delivered by the Salton Sea IV Project. The contract has a 30-year term but Edison is not required to purchase the 20 MW of capacity and energy originally attributable to the Salton Sea I PPA option after September 30, 2017, the original termination date of the Salton Sea I PPA.

On May 20, 2003, Salton Sea Power, LLC ("Salton Sea Power") entered into a Power Sales Agreement with Riverside. Under the terms of the agreement, Salton Sea Power sells up to 20 MW of energy generated from the Salton Sea V Project to Riverside at 6.1 cents per kWh. Pursuant to a 33-year power sales agreement, sales under the agreement commenced June 1, 2003 and will terminate May 31, 2013. The Salton Sea V Project sells a portion of its net output to Minerals for its full electrical energy requirements, currently estimated to be 19 MW. The agreement provides for energy payments based on the market rates available to the Salton Sea V Project, adjusted for wheeling costs. The Salton Sea V Project sells its remaining output under the TransAlta Transaction Agreement as described below.

Commencing January 17, 2001, Salton Sea Power and CE Turbo entered into a series of transaction agreements to sell available power from the Salton Sea V and CE Turbo Projects to El Paso based on day ahead price quotes received from El Paso under the original agreement and based on percentages of the Dow Jones SP-15 Index thereafter. Pursuant to a Transaction Agreement ("TransAlta Transaction Agreement") dated January 29, 2003, Salton Sea Power and CE Turbo began selling available power to TransAlta on February 12, 2003 based on percentages of the Dow Jones SP-15 Index. The Transaction Agreement shall continue until the earlier of: (a) 30 days following a written notice of termination; or (b) any other termination date mutually agreed to by the parties. No such notice of termination has been given by either party.

The Vulcan Project contracts to sell electricity to Edison under a 30-year SO4 Agreement that commenced on February 10, 1986. The Vulcan Project has a contract capacity and contract nameplate of 29.5 MW and 34 MW, respectively. Pursuant to the SO4 Agreements, the maximum annual capacity and bonus payments are approximately $5.5 million.

The Elmore Project contracts to sell electricity to Edison under a 30-year SO4 Agreement that commenced on January 1, 1989. The contract capacity and contract nameplate are 34 MW and 38 MW, respectively. Pursuant to the SO4 Agreements, the maximum annual capacity and bonus payments are approximately $7.9 million.

The Leathers Project contracts to sell electricity to Edison pursuant to a 30-year SO4 Agreement that commenced on January 1, 1990. The contract capacity and contract nameplate are 34 MW and 38 MW, respectively. Pursuant to the SO4 Agreements, the maximum annual capacity and bonus payments are approximately $7.5 million.

The Del Ranch Project contracts to sell electricity to Edison under a 30-year SO4 Agreement that commenced on January 2, 1989. The contract capacity and contract nameplate are 34 MW and 38 MW, respectively. Pursuant to the SO4 Agreements, the maximum annual capacity and bonus payments are approximately $7.9 million.

The CE Turbo Project sells its available power under the TransAlta Transaction Agreement. The CE Turbo Project may sell its output to Minerals, pursuant to a 33-year power purchase agreement. The agreement provides for energy payments based on the market rates available to the CE Turbo Project, adjusted for wheeling costs.

The  Imperial  Valley  Projects,  other than the  Salton Sea I Project,  receive transmission service from the Imperial Irrigation District to deliver electricity to Edison near Mirage, California. These projects pay a rate based on the Imperial Irrigation District's cost of service, which was $1.78 per month per kW of service provided for 2003 and is recalculated annually. The transmission service and interconnection agreements expire in 2015 for the Partnership Projects, 2019 for the Salton Sea III Project, 2020 for the Salton Sea II Project and 2026 for the Salton Sea IV Project. The Salton Sea V and CE Turbo Projects have entered into 30-year agreements with similar terms with the Imperial Irrigation District. The Salton Sea I Project delivers energy to Edison at the project site and has no transmission service agreement with the Imperial Irrigation District.

GAS FACILITIES

CE Generation affiliates currently operate three gas fired facilities (the "Gas Projects") located in New York, Arizona and Texas. The Gas Projects consist of the "Saranac Project", the "Power Resources Project", and the "Yuma Project", respectively.

The Saranac Project is a 240 net MW natural gas-fired cogeneration facility located in Plattsburgh, New York, which began commercial operation in June 1994. The Saranac Project has entered into a 15-year power purchase agreement (the "Saranac PPA") with NYSE&G. The Saranac Project has entered into 15-year steam purchase agreements (the "Saranac Steam Purchase Agreements") with Georgia-Pacific Corporation and Pactiv Corporation. The Saranac Project has a 15-year natural gas supply contract (the "Saranac Gas Supply Agreement") with Coral Energy to supply 100% of the Saranac Project's fuel requirements. Coral Energy is responsible for production and delivery of natural gas to the U.S.-Canadian border; the gas is then transported by the North Country Gas Pipeline Corporation ("NCGP") the remaining 22 miles to the plant. NCGP is a wholly-owned subsidiary of Saranac Power Partners, L.P. (the "Saranac Partnership") and the Saranac Partnership also owns the Saranac Project. NCGP also transports gas for NYSE&G and Georgia-Pacific Corporation. Each of the Saranac PPA, the Saranac Steam Purchase Agreements and the Saranac Gas Supply Agreement contains rates that are fixed for the respective contract terms. The 2003 Saranac PPA rates escalate at a higher percentage than the Saranac Gas Supply Agreement rates. The Saranac Partnership is indirectly owned by subsidiaries of CE Generation, ArcLight Capital Holdings and General Electric Capital Corporation.

The Power Resources Project, a 212 net MW natural gas-fired cogeneration project owned by Power Resources, Ltd. ("Power Resources"), an indirect wholly-owned subsidiary of CE Generation, sold electricity to TXU as a QF, pursuant to a 15-year negotiated power purchase agreement (the "Power Resources PPA"), which provided for capacity and energy payments. The contractual capacity payments in 2003, 2002, and 2001 were $3.7 million, $3.6 million, and $3.5 million per month, respectively. The average energy payments in 2003, 2002, and 2001 were 3.6, 3.5, and 3.4 cents per kWh, respectively. The Power Resources PPA expired September 30, 2003. The Power Resources Project sold steam to ALON USA, LP ("ALON") under a 15-year agreement that also expired September 30, 2003.

On August 5, 2003, Power Resources entered into a Tolling Agreement with ONEOK. The agreement commenced October 1, 2003 and expires December 31, 2005. Under the terms of the agreement, Power Resources sells its electricity and capacity to ONEOK, as an EWG for $1.75 per kW-month plus a variable operating and maintenance fee of $.50 per MWh. In addition, ONEOK pays annual turbine start-up costs in an amount equal to the greater of (i) $3,643 per turbine start-up, (ii) $939,986 or (iii) $140 per hour of operation during the contract year.

The Yuma Project is a 50 net MW natural gas-fired cogeneration project in Yuma, Arizona providing 50 MW of electricity to SDG&E under an existing 30-year power purchase contract ("Yuma PPA") commencing in May 1994. The energy is sold at SDG&E's Avoided Cost of Energy and the capacity is sold to SDG&E at a fixed price for the life of the Yuma PPA. For the years ended December 31, 2003, 2002 and 2001, SDG&E's Average Avoided Cost of Energy was 6.0 cents per kWh, 4.1 cents per kWh and 7.8 cents per kWh, respectively. The maximum annual capacity payments are approximately $8.4 million. The power is wheeled to SDG&E over transmission lines constructed and owned by Arizona Public Service Company. The project entity, Yuma Cogeneration Associates ("YCA"), has executed steam sales contracts with Queen Carpet, Inc. to act as its thermal host. Since the industrial entity has the right under its agreement to terminate the agreement upon one year's notice if a change in its technology eliminates its need for steam, and in any case to terminate the agreement at any time upon three years notice, there can be no assurance that the Yuma Project will maintain its status as a QF. However, if the industrial entity terminates the agreement, YCA anticipates that it will be able to locate an alternative thermal host in order to maintain its status as a QF. A natural gas supply and transportation agreement has been executed with Southwest Gas Corporation, terminable under certain circumstances by YCA and Southwest Gas Corporation.

INSURANCE

The Company currently possess property, business interruption, catastrophic and general liability insurance. There can be no assurance that such comprehensive insurance coverage will be available in the future at commercially reasonable costs or terms or that the amounts for which the Company has or will be insured will cover all potential losses.

Because geothermally active areas such as the area in which the Imperial Valley Projects are located are subject to frequent low-level seismic disturbances, and serious seismic disturbances are possible, the power generating plants and other facilities at these projects are designed and built to withstand relatively significant levels of seismic disturbance. However, there is no assurance that seismic disturbances of a nature and magnitude so as to cause material damage to the projects or gathering systems or a material change in the nature of the geothermal resource will not occur, that insurance with respect to seismic disturbances will be maintained by or on behalf of all of the projects, that insurance proceeds will be adequate to cover all potential losses sustained, or that insurance will continue to be available in the future in amounts adequate to insure against such seismic disturbances.

REGULATORY AND ENVIRONMENTAL MATTERS

The Company is subject to a number of environmental laws and regulations affecting many aspects of their present and future operations, including the disposal of various forms of materials resulting from geothermal reservoir production and the drilling and operation of new wells. Such laws and regulations generally require the Company to obtain and comply with a wide variety of licenses, permits and other approvals. In addition, regulatory compliance for the construction of new facilities is a costly and time-consuming process, and intricate and rapidly changing environmental regulations may require major expenditures for permitting and create the risk of expensive delays or material impairment of project value if projects cannot function as planned due to changing regulatory requirements or local opposition. The Company also remains subject to a varied and complex body of environmental and energy regulations that both public officials and private individuals may seek to enforce. There can be no assurance that existing regulations will not be revised or that new regulations will not be adopted or become applicable to the Company which could have an adverse impact on its operations. In particular, the independent power market in the United States is dependent on the existing energy regulatory structure, including the Public Utility Regulatory Policies Act of 1978 and its implementation by utility commissions in the various states. The structure of such federal and state energy regulations has in the past, and may in the future, be the subject of various challenges and restructuring proposals by utilities and other industry participants. The implementation of regulatory changes in response to such challenges or restructuring proposals, or otherwise imposing more comprehensive or stringent requirements on the Company, which would result in increased compliance costs could have a material adverse effect on the Company's results of operations.

EMPLOYEES

Employees necessary for the operation of the CE Generation projects are provided by CalEnergy Operating Corporation ("CEOC") and Falcon Power Operating Company ("FPOC"), indirect subsidiaries of CE Generation, under operation and maintenance agreements. As of December 31, 2003, CEOC and FPOC employed 235 and 57 people full-time, respectively.

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

Lessors and royalty holders are generally paid a monthly or annual rental payment during the term of the lease or mineral interest, unless and until the acreage goes into production, in which case the rental typically stops and the (generally higher) royalty payments begin. Leases of federal property are transacted with the Department of Interior, Bureau of Land Management, pursuant to standard geothermal leases under the Geothermal Steam Act and the regulations promulgated thereunder (the "Regulations"), and are for a primary term of 10 years, extendible for an additional 5 years if drilling is commenced within the primary term and is diligently pursued for two successive 5 year periods upon certain conditions set forth in the Regulations. A secondary term of up to 40-years is available so long as geothermal resources from the property are being produced or used in commercial quantities. Leases of state lands may vary in form. Leases of private lands vary considerably, since their terms and provisions are the product of negotiations with the landowners.

ITEM 3. LEGAL PROCEEDINGS.

Edison and the California Power Exchange
----------------------------------------

Due to reduced liquidity, Southern California Edison Company ("Edison") had failed to pay approximately $119 million owed under the power purchase agreements with the Imperial Valley Projects (excluding the Salton Sea V and CE Turbo Projects) for power delivered in the fourth quarter 2000 and the first quarter 2001. Due to Edison's failure to pay contractual obligations, the Imperial Valley Projects (excluding the Salton Sea V and CE Turbo Projects) had established an allowance for doubtful accounts of approximately $21 million as of December 31, 2001.

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

On July 10, 2003, Salton Sea IV's 40 MW turbine went out of service due to an uncontrollable force event. Such uncontrollable force event ended, and Salton Sea IV returned to service on September 17, 2003. Edison failed to recognize the uncontrollable force event and as such has not paid amounts otherwise due and owing under the Salton Sea IV Power Purchase Agreement totaling $2.3 million. Salton Sea Power Generation, L.P., with Fish Lake Power Company, owner of Salton Sea IV, served notices of error on Edison for such unpaid amounts. As a result, the Company established reserves of $1.7 million for capacity payments as of December 31, 2003.

On October 9, 2003, Salton Sea III's 50 MW turbine went out of service due to an uncontrollable force event. Such uncontrollable force event ended and Salton Sea III returned to service on December 12, 2003. Edison failed to recognize the uncontrollable force event and as such has not paid amounts otherwise due and owing under the Salton Sea III Power Purchase Agreement totaling $0.7 million. Salton Sea Power Generation, L.P., owner of Salton Sea III, served notice of error on Edison for such unpaid amounts. As a result the Company has fully reserved for this balance as of December 31, 2003.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER'S MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Not applicable.

ITEM 6. SELECTED FINANCIAL DATA.

                      SELECTED CONSOLIDATED FINANCIAL DATA
                             (Amounts in thousands)

The selected data presented below are derived from CE Generation's audited consolidated financial statements. The consolidated financial statements reflect the consolidated financial statements of Magma and subsidiaries (excluding wholly-owned subsidiaries retained by MEHC in 1999 when CE Generation was formed), FSRI and subsidiaries and YCA, each a wholly-owned subsidiary of CE Generation. The consolidated financial statements present CE Generation's financial position, results of operations and cash flows as if CE Generation were a separate legal entity for all periods presented.

                                                                     YEAR ENDED DECEMBER 31,
                                             -----------------------------------------------------------------------
                                                 2003           2002           2001         2000 (1)         1999
                                             -----------     ----------    -----------     ----------    -----------
STATEMENT OF OPERATIONS DATA:
Total revenue ...........................    $   487,422     $  510,082    $   565,838     $  510,796    $  340,683
Income before minority interest and
  cumulative effect of change in
  accounting principle ..................         58,188         79,071         89,812         73,535        44,492
Cumulative effect of change in
  accounting principle, net of tax (2) ..         (2,467)             -        (15,386)             -             -
Net income ..............................         34,874         58,314         58,808         73,535        44,492

BALANCE SHEET DATA:
Total assets ............................    $ 1,708,742     $1,865,036    $ 1,932,119     $1,984,445    $1,725,411
Project loans, including current portion         122,573        163,142        199,006        230,221        76,261
Salton Sea notes and bonds, including
  current portion .......................        463,592        491,678        520,250        543,908       568,980
Senior Secured Bonds, including current
  portion ...............................        338,400        356,400        377,000        389,600       400,000
Members' equity .........................        418,885        489,895        467,377        438,915       392,280

     (1) Reflects full consolidation of the Saranac Project, which was previously accounted for as an equity investment. The 2000 results also reflect the addition of the Salton Sea Unit V and CE Turbo Projects, which commenced operations in 2000.

     (2) The cumulative effect of change in accounting principle in 2003 reflects a January 1, 2003 adoption of Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). The cumulative effect of change in accounting principle in 2001 reflects a January 1, 2001 write-off of prepaid and accrued balances associated with the change in policy for accounting for major maintenance, overhauls and well workovers. See Note 2 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the selected consolidated financial data and the consolidated financial statements included in Items 6 and 8 herein.

EXECUTIVE SUMMARY

Significant items impacting the 2003 financial results of CE Generation were the expiration of the TXU contract with Power Resources and decreased production at the Salton Sea III and IV Project plants due to uncontrollable force events in 2003. Significant items impacting the 2002 financial results were the collection of the majority of the amounts in dispute with Edison and the favorable resolution of income tax matters. The 2001 results reflect higher revenue due to higher prices at the Imperial Valley and Yuma Projects, partially offset by an asset impairment in 2001 reflecting the write-off of the book value of a steam turbine held in storage, and the cumulative effect of the change in accounting principle in 2001 reflecting the Company's change in its accounting policy for major maintenance, overhaul and well workover costs.

The capacity factor for a particular project is determined by dividing the total quantity of electricity sold by the product of the project's capacity and the total hours in the year. At December 31, 2003, the capacity factors for the Salton Sea I Project, Salton Sea II Project, Salton Sea III Project, Salton Sea IV Project, and Salton Sea V Project plants are based on capacity amounts of approximately 10, 20, 50, 40, and 49 net MW, respectively. At December 31, 2003, the capacity factors for the Vulcan Project, Elmore Project, Leathers Project, Del Ranch Project, and CE Turbo Project plants are based on capacity amounts of approximately 34, 38, 38, 38 and 10 net MW, respectively. At December 31, 2003, the capacity factors for the Saranac Project, Power Resources Project and Yuma Project plants are based on capacity amounts of approximately 240, 212 and 50 MW, respectively. Each plant possesses an operating margin, which allows for production in excess of the amount listed above. Utilization of this operating margin is based upon a variety of factors and can be expected to vary throughout the year under normal operating conditions. The amount of revenues received by these projects is affected by the extent to which they are able to operate and generate electricity. Accordingly, the capacity and capacity factor figures provide information on operating performance that has affected the revenues received by these projects.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 2003 AND 2002

Operating revenue decreased $17.3 million or 3.5% to $483.4 million for the year ended December 31, 2003 from $500.7 million for the same period in 2002. The decrease reflects $44.9 million in lower revenue in 2003 from decreased production at both the Imperial Valley Projects and the Gas Projects, as a result of contract curtailments, scheduled maintenance, uncontrollable force events and the expiration of the TXU contract at Power Resources and the $21.0 million favorable adjustment to the Edison provision at the Imperial Valley Projects in the first quarter of 2002 partially offset by increases of $30.1 million due to higher energy rates at the Imperial Valley Projects and $18.4 million due to increased energy rates at the Gas Projects in 2003.

The following operating data represents the aggregate capacity and electricity production of the Imperial Valley Projects:

                                                   2003             2002
                                                ---------        ---------

    Overall capacity factor .............           84.56%           89.60%
    MWh produced ........................       2,417,700        2,561,800
    Capacity (net MW)(weighted average)..           326.4            326.4

The decrease in capacity and production in 2003 are primarily the result of the uncontrollable force events at the Salton Sea III and Salton Sea IV Projects. On July 10, 2003, the Salton Sea IV Project's 40 MW turbine went out of service due to an uncontrollable force event. Such uncontrollable force event ended, and the Salton Sea IV Project plant returned to service on September 17, 2003. On October 9, 2003, the Salton Sea III Project's 50 MW turbine went out of service due to an uncontrollable force event. Such uncontrollable force event ended and the Salton Sea III Project's plant returned to service on December 12, 2003.

The following operating data represents the aggregate capacity and electricity production of the Gas Projects:

                                                   2003             2002
                                                ---------        ---------

    Overall capacity factor .............           77.91%           92.35%
    MWh produced ........................       3,364,479        3,963,818
    Capacity (net MW)(weighted average)..           493.0            490.0

The decrease in production and capacity factors in 2003 are primarily the result of the expiration of Power Resources' contract with TXU in September 2003.

Interest and other income decreased $5.4 million to $4.0 million for the year ended December 31, 2003 from $9.4 million for the same period in 2002 primarily due to the interest earned in 2002 on past due Edison amounts and Salton Sea II Project business interruption revenue.

Fuel expenses decreased $3.4 million to $118.3 million for the year ended December 31, 2003 from $121.7 million for the same period in 2002. The decrease reflects $11.4 million in lower fuel costs in 2003 from decreased production at the Gas Projects, as a result of contract curtailments, scheduled maintenance and the expiration of the TXU contract at Power Resources partially offset by an $8.0 million increase due to higher fuel prices at the Gas Projects in 2003.

Plant operating expenses, which include operating, maintenance, resource and other plant operating expenses, decreased $4.3 million to $129.8 million for the year ended December 31, 2003 from $134.1 million for the same period in 2002. The decrease was primarily due to the $7.6 million settlement of a warranty claim with Stone & Webster, Inc. ("Stone & Webster"), partially offset by increased major maintenance outages at the Gas Projects in 2003.

General and administrative expenses decreased $2.5 million to $4.4 million for the year ended December 31, 2003 from $6.9 million for the same period in 2002. These costs include administrative services including executive, financial, legal, tax and other corporate functions. The decrease in 2003 was due to a reduction in legal costs related to disputes with Edison.

Depreciation and amortization increased $5.6 million to $87.7 million for the year ended December 31, 2003 from $82.1 million for the same period in 2002. The increase was primarily due to a change in salvage values used at the Salton Sea Projects.

Interest expense decreased $7.3 million to $69.4 million for the year ended December 31, 2003 from $76.7 million for the same period in 2002. The decrease is due to lower outstanding debt balances.

The  $3.9  million  asset   impairment   in  2003   represents  a  write-off  of
miscellaneous equipment at the Imperial Valley Projects.

The provision for income taxes increased $6.1 million to $15.7 million for the year ended December 31, 2003 from $9.6 million for the same period in 2002. The effective tax rate was 21.3% and 10.8% in 2003 and 2002, respectively. During 2002, the Company made considerable progress on several significant income tax examination matters for prior tax years, including percentage of depletion, which resulted in a decrease in income tax expense of $15.1 million in 2002.

The cumulative effect of a change in accounting principle in 2003 reflects the Company's adoption of SFAS 143 as of January 1, 2003. The cumulative effect of initially applying this statement was recognized as a cumulative effect of a change in accounting principle of $2.5 million, net of tax of $1.6 million, as of January 1, 2003. If CE Generation had adopted the policy as of January 1, 2002, income before cumulative effect of change in accounting principle would have been $0.5 million lower for the year ended December 31, 2002 on a proforma basis.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 2002 AND 2001

Operating revenue decreased $51.6 million or 9.3% to $500.7 million for the year ended December 31, 2002 from $552.3 million for the same period in 2001. The decrease reflects higher prices at the Imperial Valley and Yuma Projects in the first quarter of 2001.

The following operating data represents the aggregate capacity and electricity production of the Imperial Valley Projects:

                                                   2002             2001
                                                ---------        ---------

    Overall capacity factor .............           89.60%           89.70%
    MWh produced ........................       2,561,800        2,565,600
    Capacity (net MW)(weighted average)..           326.4            326.4

The following operating data represents the aggregate capacity and electricity production of the Gas Projects:

                                                   2002             2001
                                                ---------        ---------

    Overall capacity factor .............           92.35%           88.60%
    MWh produced ........................       3,963,818        3,804,800
    Capacity (net MW)(weighted average)..           490.0            490.0

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

General and administrative expenses decreased $3.3 million or 32.4% to $6.9 million for the year ended December 31, 2002 from $10.2 million for the same period in 2001. These costs include administrative services provided to CE
Generation, including executive, financial, legal, tax and other corporate functions. The decrease in 2002 was primarily due to high legal costs in 2001 related to the disputes with Edison.

Depreciation and amortization decreased $0.8 million or 0.1% to $82.1 million for the year ended December 31, 2002 from $82.9 million for the same period in 2001. This decrease was due to the discontinuation of goodwill amortization, resulting from the adoption of SFAS No. 142, "Goodwill and Intangible Assets," which totaled $9.6 million in 2001. This decrease was partially offset by increased depreciation from capital additions.

Interest expense, decreased $5.2 million or 6.3% to $76.7 million for the year ended December 31, 2002 from $81.9 million for the same period in 2001. The decrease reflects lower debt balances.

The asset impairment in 2001 principally reflects the write-off of the book value of a steam turbine. In 2001, the Company made the decision to dispose of the turbine. The Company determined that the turbine, which had been held in storage for possible use in new development projects, no longer had any significant value.

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

The cumulative effect of the change in accounting principle in 2001 reflects the Company's change in its accounting policy for major maintenance, overhaul and well workover costs. These costs, which had historically been accounted for using the deferral and accrual methods, are now expensed as incurred. The cumulative effect of the change in accounting policy represents a January 1, 2001 write-off of prepaid and accrued major maintenance and well workover balances of approximately $15.4 million, net of tax of $9.9 million.

RELATED PARTY TRANSACTIONS

Pursuant to the Administrative Services Agreement, MEHC provides certain administrative and management services to CE Generation, and MEHC's executive, financial, legal, tax and other corporate staff departments perform certain services for CE Generation. Expenses incurred by MEHC and allocated to CE Generation were estimated based on the individual services and expense items provided. The allocated expenses in 2003, 2002 and 2001 were $0.2 million, $0.2 million and $3.4 million, respectively, and are included in general and administrative expense. On August 1, 2002, the Administrative Services Agreement between MEHC and CE Generation was amended to provide for a fixed monthly fee in lieu of certain expenses, which were being allocated. The fixed fee, which was retroactive to January 1, 2002 and ends December 2004, is $3.1 million annually and is included in general and administrative expense.

The Company participates in multi-employer pension plans sponsored by MEHC. The Company's contributions to the various plans was approximately $2.3 million, $1.8 million and $1.6 million in 2003, 2002 and 2001, respectively.

On September 29, 2000, Salton Sea Power and CE Turbo entered into an agreement to sell all available power from the Salton Sea V Project and CE Turbo Project to El Paso. Under the terms of the agreement, El Paso purchased and sold available power on behalf of Salton Sea Power and CE Turbo, into the California Independent System Operator markets. The purchase price for the available power was equivalent to the value actually received by El Paso for the sale of such power, including renewable premiums.

On January 17, 2001, Salton Sea Power and CE Turbo entered into a Transaction Agreement to sell available power from the Salton Sea V Project and CE Turbo Project to El Paso. Under the terms of the agreement, at the option of Salton Sea Power and CE Turbo, El Paso purchased all available power from the Salton Sea V Project and CE Turbo Project based on day-ahead price quotes received from El Paso.

On March 27, 2001 and May 1, 2001, the owners of the Imperial Valley Projects entered into Transaction Agreements to sell available power to El Paso based on percentages of the Dow Jones SP-15 Index. On June 22, 2001, the owners of the Imperial Valley Projects (excluding Salton Sea Power and CE Turbo) ceased selling available power to El Paso and resumed power sales to Edison under both the SO4 Agreements and negotiated Power Purchase Agreements. Effective September 16, 2002 Salton Sea Power and CE Turbo entered into Transaction Agreements to sell available power to El Paso at increased percentages of the Dow Jones SP-15 Index.

Pursuant to these agreements, sales to El Paso from the Company totaled $1.2 million, $8.9 million and $102.8 million in 2003, 2002 and 2001, respectively. As of December 31, 2003 and 2002, accounts receivable from El Paso were $ - and $1.4 million, respectively.

Pursuant to a Transaction Agreement dated January 29, 2003, Salton Sea Power and CE Turbo began selling available power to TransAlta on February 12, 2003 based on percentages of the Dow Jones SP-15 Index. The Transaction Agreement shall continue until the earlier of: (a) 30 days following a written notice of termination; or (b) any other termination date mutually agreed to by the parties. No such notice of termination has been given by either party. Pursuant to this agreement, sales to TransAlta totaled $9.9 million in 2003. As of December 31, 2003, accounts receivable from TransAlta were $1.6 million.

On January 21, 2004, Salton Sea Power and CE Turbo entered into a Green Energy Tag Purchase and Sale Agreement to sell the non-power attributes (the non-power attributes made available by 1 MWh of generation, a "Green Tag") associated with up to 931,800 MWh of available generation of the Salton Sea V Project and CE Turbo Project through December 31, 2008 to TransAlta Marketing at a price of $10.00 per Green Tag. Salton Sea Power and CE Turbo expect to commence sales under their agreement in July 2004.

Pursuant to the November 1, 1998 Amended and Restated Power Sales Agreements, Salton Sea Power and CE Turbo are to provide Minerals with its full electrical energy requirements at the market rates available to them, less wheeling costs. Pursuant to these agreements, sales to Minerals from Salton Sea Power totaled $0.9 million, $0.4 million and $0.9 million for the years ended December 31, 2003, 2002 and 2001, respectively, and there were no sales to Minerals from CE Turbo for the years ended December 31, 2003, 2002 or 2001. There were no material accounts receivable balances at December 31, 2003 or 2002.

LIQUIDITY AND CAPITAL RESOURCES

Each of CE Generation's direct or indirect subsidiaries is organized as a legal entity separate and apart from CE Generation and its other subsidiaries and MEHC. Pursuant to separate project financing agreements, the assets of each subsidiary (excluding the Power Resources Project and Yuma Project) are pledged or encumbered to support or otherwise provide the security for their own project or subsidiary debt. It should not be assumed that any asset of any subsidiary of CE Generation will be available to satisfy the obligations of CE Generation or any of its other subsidiaries; provided, however, that unrestricted cash or other assets which are available for distribution may, subject to applicable law and the terms of financing arrangements for such parties, be advanced, loaned, paid as dividends or otherwise distributed or contributed to CE Generation or affiliates thereof. "Subsidiary" means all of CE Generation's direct or indirect subsidiaries: (1) owning direct or indirect interests in the Imperial Valley Projects (including the Salton Sea Projects and the Partnership Projects other than Magma and Salton Sea Power Company); or (2) owning direct interests in the subsidiaries that own interests in the foregoing projects and the Saranac Project.

CE Generation generated cash flows from operations of $146.6 million for the year ended December 31, 2003 compared with $197.5 million for the same period in 2002. The decrease was mainly due to reduced net income and the timing of receipts of past due balances from Edison in 2002, partially offset by changes in working capital.

The Imperial Valley Projects' only source of electricity revenue is payments received pursuant to long-term power sales agreements with Edison, other than Salton Sea V and CE Turbo Project revenues. Because of the Imperial Valley Projects' dependence on Edison, if Edison fails to fulfill its obligations to the projects, it could significantly impair the ability, of the Imperial Valley Projects, to fund operating and maintenance expenses, payments of interest and principal on the Securities, projected capital expenditures and debt service reserve fund requirements.

The Power Resources Project sold electricity to TXU as a QF, pursuant to a 15-year negotiated power purchase agreement ("the Power Resources PPA"), which provided for capacity and energy payments. Capacity and energy payments, in 2003 were $3.7 million per month and 3.6 cents per kWh, respectively. The Power Resources PPA expired September 30, 2003. The Power Resources Project sold steam to ALON under a 15-year agreement that also expired September 30, 2003.

On August 5, 2003, Power Resources entered into a Tolling Agreement with ONEOK. The agreement commenced October 1, 2003 and expires December 31, 2005. Under the terms of the agreement, Power Resources sells its electricity and capacity to ONEOK, as an EWG, for $1.75 per kW-month plus a variable operating and maintenance fee of $.50 per MWh. In addition, ONEOK pays annual turbine start-up costs in an amount equal to the greater of (i) $3,643 per turbine start-up, (ii) $939,986 or (iii) $140 per hour of operation during the year.

On May 20, 2003, Salton Sea Power entered into a Power Sales Agreement with Riverside. Under the terms of the agreement, Salton Sea Power sells up to 20 MW of energy generated from Salton Sea V to Riverside at 6.1 cents per kWh. Sales under the agreement commenced June 1, 2003 and will terminate May 31, 2013.

Cash flow used in investing activities was $14.7 million for the year ended December 31, 2003 compared with cash used of $28.9 million for the same period in 2002. Capital expenditures and major maintenance cash reserves are the primary component of investing activities. The decrease was primarily due to the use of $5.7 million of restricted cash for the Saranac Project major maintenance outage in 2003 and the impact of the Stone & Webster settlement. Capital expenditures for 2004 are expected to be approximately $33.3 million.

The Salton Sea V Project was constructed by Stone & Webster, pursuant to the Salton Sea V Project EPC Contract. On March 7, 2002, Salton Sea Power, the owner of the Salton Sea V Project, filed a Demand for Arbitration against Stone & Webster for breach of contract and breach of warranty arising from deficiencies in Stone & Webster's design, engineering, construction and procurement of equipment for the Salton Sea V Project pursuant to the Salton Sea V Project EPC Contract. The demand for arbitration did not include a stated claim amount. On April 25, 2003, Salton Sea Power entered into a settlement agreement with Stone & Webster. The settlement agreement resulted in a total payment of $12.1 million from Stone & Webster in the second quarter of 2003 and the arbitration was dismissed. The settlement was recorded as a $4.5 million reduction of incremental capital expenditures and a $7.6 million reduction of incremental operating expenses related to legal, other expenses and equipment write-offs.

Cash flow used in financing activities was $141.8 million for the year ended December 31, 2003 compared with $159.8 million for the same period in 2002. The changes in cash flows from financing activities reflect the scheduled debt repayments; a $109.5 million distribution in 2003 and a $52.9 million reduction to the debt service reserve account of Salton Sea Funding Corporation ("Funding Corporation") in 2003. In May 2003, the previous $65.4 million Funding Corporation debt service reserve letter of credit was replaced by a $32.7 million TransAlta letter of credit which expires on May 30, 2004, and a $32.7 million MEHC letter of credit which expires on June 6, 2006.

On January 30, 2004, Funding Corporation announced its election to redeem an aggregate principal amount of approximately $136.4 million of its 7.475% Senior Secured Series F Bonds due November 30, 2018, pro rata, at a redemption price of 100% of such aggregate outstanding principal amount, plus accrued interest to the date of redemption. The trustee delivered a redemption notice to the holders of the bonds on January 29, 2004. The record date for the redemption is February 15, 2004 and the redemption is expected to be completed on March 1, 2004. Funding Corporation has made a demand on MEHC for the full amount remaining on MEHC's guarantee of the Series F Bonds in order to fund the redemption. Upon the expected payment under MEHC's guarantee, MEHC will no longer have any liability with respect to its guarantee.

ENVIRONMENTAL LIABILITIES

The Company is subject to numerous legislative and regulatory environmental protection requirements involving air and water pollution, waste management, hazardous chemical use, noise abatement, and land use aesthetics.

State and federal environmental laws and regulations currently have, and future modifications may have, the effect of: (i) increasing the lead time for the construction of new facilities; (ii) significantly increasing the total cost of new facilities; (iii) requiring modification of the Company's existing facilities; (iv) increasing the risk of delay on construction projects; (v) increasing the Company's cost of waste disposal; and (vi) reducing the reliability of service provided by the Company and the amount of energy available from the Company's facilities. Any of such items could have a substantial impact on amounts required to be expended by the Company in the future. Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other social and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating sites, other companies' clean-up experience and data released by the Environmental Protection Agency or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new circumstances, and are included in the accompanying balance sheets at their undiscounted amounts. As of December 31, 2003 and 2002, the environmental liabilities recorded on the balance sheet were $4.6 million and $5.3 million, respectively.

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

The following tables identify material obligations and commitments as of December 31, 2003 (in thousands):

                                                             PAYMENTS DUE BY PERIOD
                                            ----------------------------------------------------------
                                                             <           2-3         4-5         > 5
                                               TOTAL       1 YEAR       YEARS       YEARS       YEARS
                                            ----------    --------    --------    --------    --------
Contractual cash obligations:
  Long-term debt(1).....................    $  924,565    $201,915    $145,833    $142,533    $434,284
  Other long-term obligations (2) ......       394,904      66,088     139,830     151,450      37,536
                                            ----------    --------    --------    --------    --------
    Total contractual cash obligations..    $1,319,469    $268,003    $285,663    $293,983    $471,820
                                            ==========    ========    ========    ========    ========

(1) Total less than one year includes $136.4 million expected to be redeemed on March 1, 2004.

(2) Other long-term obligations represent natural gas purchase agreements for the Saranac Project as of December 31, 2003.

The Saranac Project has issued an irrevocable letter of credit to its gas supplier in the amount of $15.4 million. The Saranac Project has $5.1 million available in additional unused letters of credit. Annual fees related to these letters of credit are calculated as 1.75% of the issued balance and .05% of the unissued balance. CE Generation has issued a debt service reserve letter of credit of approximately $24.2 million.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any obligations which meet the definition of an off-balance sheet arrangement and which have or are reasonably likely to have a material effect on the financial statements.

NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement provides accounting and disclosure requirements for retirement obligations associated with long-lived assets. The cumulative effect of initially applying this statement was recognized as a cumulative effect of a change in accounting principle of $2.5 million, net of tax of $1.6 million, as of January 1, 2003.

In December 2003, the FASB issued FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities" ("FIN 46R"), which served to clarify guidance in FIN 46, "Consolidation of Variable Interest Entities" ("FIN 46") and provided additional guidance surrounding the application of FIN 46. The adoption of FIN 46R as it relates to special purpose entities did not have a material effect on the Company's financial position, results of operations or cash flows. The Company will evaluate the provisions of FIN 46R related to non-special purpose entities in the first quarter of 2004.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 2 to the consolidated financial statements in this annual report describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, impairment of long-lived assets, contingent liabilities and income taxes. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used by management in the preparation of the Consolidated Financial Statements.

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

Impairment of Long-Lived Assets
-------------------------------

The Company's long-lived assets consist primarily of properties, plants and equipment. Depreciation is computed using the straight-line method based on economic lives. The Company believes the useful lives assigned to the depreciable assets, which generally range from 3 to 30 years, are reasonable.

The Company periodically evaluates long-lived assets, including properties, plants and equipment, when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Upon the occurrence of a triggering event, the carrying amount of a long-lived asset is reviewed to assess whether the recoverable amount has declined below its carrying amount. The recoverable amount is the estimated net future cash flows that the Company expects to recover from the future use of the asset, undiscounted and without interest, plus the asset's residual value on disposal. Where the recoverable amount of the long-lived asset is less than the carrying value, an impairment loss would be recognized to write down the asset to its fair value that is based on discounted estimated cash flows from the future use of the asset.

On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which establishes the accounting for acquired goodwill and other intangible assets, and provides that goodwill and indefinite-lived intangible assets will not be amortized, but will be tested for impairment on an annual basis. The Company's related amortization consists solely of goodwill amortization. In accordance with SFAS 142, the Company completed its annual goodwill impairment test during the fourth quarter of 2003, primarily using a discounted cash flow methodology. No impairment was indicated as a result of the impairment tests.

Contingent Liabilities
----------------------

The Company establishes reserves for estimated loss contingencies, such as environmental, legal and income taxes, when it is management's assessment that a loss is probable and the amount of the loss can be reasonably estimated. Revisions to contingent liabilities are reflected in operations in the period in which different facts or information become known or circumstances change that affect the previous assumptions with respect to the likelihood or amount of loss. Reserves for contingent liabilities are based upon management's assumptions and estimates, and advice of legal counsel or other third parties regarding the probable outcomes of any matters. Should the outcomes differ from the assumptions and estimates, revisions to the estimated reserves for contingent liabilities would be required.

Income Taxes
------------

CE Generation and its subsidiaries file a consolidated federal tax return. Deferred tax assets and liabilities are recognized based on the difference between the financial statement and tax bases of assets and liabilities using estimated tax rates in effect for the year in which the differences are expected to reverse.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK

At December 31, 2003 and 2002 respectively, the Company had fixed-rate long-term debt of $802.0 million and $848.1 million with a fair value of $826.8 million and $778.2 million. These instruments are fixed-rate and therefore do not expose the Company to the risk of earnings loss due to changes in market interest rates. However, the fair value of these instruments would decrease by approximately $44.7 million and $49.2 million if interest rates were to increase by 10% from their levels at December 31, 2003 and 2002, respectively. In general, a decrease in fair value would impact earnings and cash flows only if the Company were to reacquire all or a portion of these instruments prior to their maturity.

At December 31, 2003 and 2002, respectively, the Company had floating-rate obligations of $122.6 million and $163.1 million, which exposes the Company to the risk of increased interest expense in the event of increases in short-term interest rates. The Company has entered into interest rate swap agreements for the purpose of completely offsetting these interest rate fluctuations. The interest rate differential is reflected as an adjustment to interest expense over the life of the instruments. At December 31, 2003 and 2002, respectively, these interest rate swaps had an aggregate notional amount of $122.6 million and $163.1 million, which the Company could terminate at a cost of approximately $13.9 million and $21.0 million. A decrease of 10% in the December 31, 2003 and 2002 level of interest rates would increase the cost of terminating the swaps by approximately $3.2 million and $4.3 million, respectively. These termination costs would impact the Company's earnings and cash flows only if all or a portion of the swap instruments were terminated prior to their expiration.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


Independent Auditors' Report.................................................22


Consolidated Balance Sheets..................................................23


Consolidated Statements of Operations........................................24


Consolidated Statements of Members' Equity...................................25


Consolidated Statements of Cash Flows........................................26


Notes to Consolidated Financial Statements...................................27

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Members'
CE Generation, LLC
Omaha, Nebraska

We have audited the accompanying consolidated balance sheets of CE Generation, LLC and subsidiaries (collectively, the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations and other comprehensive income, members' equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the consolidated financial statement schedule listed in Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CE Generation, LLC and subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements the Company changed its accounting policy for asset retirement obligations, in 2003, the Company changed its accounting policy for goodwill and other intangible assets in 2002 and the Company changed its accounting policy for major maintenance, overhaul and well workover costs in 2001.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Omaha, Nebraska
February 20, 2004

                       CE GENERATION, LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                          AS OF DECEMBER 31,
                                                                     ----------------------------
                                                                         2003            2002
                                                                     -------------   ------------

                                     ASSETS
Current assets:
  Cash and cash equivalents ........................................ $      33,853   $     43,706
  Restricted cash ..................................................         7,297         60,238
  Trade accounts receivable, net of allowance of $6,268 and $6,496..        49,434         62,138
  Trade accounts receivable from affiliate .........................         1,564          1,416
  Prepaid expenses and other current assets ........................         6,104          5,600
  Income tax receivable ............................................             -          4,343
  Inventories ......................................................        25,265         25,049
  Note receivable from related party and other due from affiliates..       137,034              -
                                                                       -----------    -----------
    Total current assets ...........................................       260,551        202,490
                                                                       -----------    -----------
Restricted cash ....................................................         6,419         14,299
Properties, plants, contracts and equipment, net ...................     1,167,359      1,234,408
Goodwill ...........................................................       265,897        265,897
Note receivable from related party .................................             -        137,789
Deferred financing charges and other assets ........................         8,516         10,153
                                                                       -----------    -----------
TOTAL ASSETS .......................................................   $ 1,708,742    $ 1,865,036
                                                                       ===========    ===========

                         LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
  Accounts payable .................................................   $     1,262    $       667
  Accrued interest .................................................         3,156          3,382
  Interest rate swap liability .....................................        13,873         21,023
  Other accrued liabilities ........................................        31,893         36,551
  Income tax payable ...............................................         1,138              -
  Due to affiliates ................................................             -            406
  Current portion of long-term debt ................................       201,915         86,656
                                                                       -----------    -----------
    Total current liabilities ......................................       253,237        148,685
                                                                       -----------    -----------
Project loans ......................................................       100,473        122,573
Salton Sea notes and bonds .........................................       298,377        463,591
Senior secured bonds ...............................................       323,800        338,400
Deferred income taxes ..............................................       257,045        248,033
Other long-term liabilities ........................................         8,039          1,480
                                                                       -----------    -----------
  Total liabilities ................................................     1,240,971      1,322,762
                                                                       -----------    -----------

Minority interest ..................................................        48,886         52,379

Commitments and contingencies (Note 9)

Members' equity ....................................................       425,122        499,748
Accumulated other comprehensive loss ...............................        (6,237)        (9,853)
                                                                       -----------    -----------
  Total members' equity ............................................       418,885        489,895
                                                                       -----------    -----------
TOTAL LIABILITIES AND MEMBERS' EQUITY ..............................   $ 1,708,742    $ 1,865,036
                                                                       ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                       CE GENERATION, LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND OTHER COMPREHENSIVE INCOME
                                 (In thousands)

                                                                              YEAR ENDED DECEMBER 31,
                                                                       -------------------------------------
                                                                         2003           2002          2001
                                                                       ---------     ----------    ---------

REVENUE:
  Operating revenue ...............................................    $ 483,397     $ 500,729     $ 552,335
  Interest and other income .......................................        4,025         9,353        13,503
                                                                       ---------     ---------     ---------
    Total revenue .................................................      487,422       510,082       565,838
                                                                       ---------     ---------     ---------
COSTS AND EXPENSES:
  Fuel ............................................................      118,334       121,736       121,022
  Plant operations ................................................      129,815       134,065       134,357
  General and administrative ......................................        4,416         6,899        10,205
  Depreciation and amortization ...................................       87,665        82,055        82,911
  Interest expense ................................................       69,421        76,697        81,869
  Asset impairment (Note 3) .......................................        3,862             -        17,124
                                                                       ---------     ---------     ---------
    Total costs and expenses ......................................      413,513       421,452       447,488
                                                                       ---------     ---------     ---------
INCOME BEFORE PROVISION FOR INCOME TAXES ..........................       73,909        88,630       118,350
  Provision for income taxes ......................................       15,721         9,559        28,538
                                                                       ---------     ---------     ---------
INCOME BEFORE MINORITY INTEREST ...................................       58,188        79,071        89,812
  Minority interest ...............................................       20,847        20,757        15,618
                                                                       ---------     ---------     ---------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE..       37,341        58,314        74,194
  Cumulative effect of change in accounting
    principle, net of tax (Note 2) ................................       (2,467)            -       (15,386)
                                                                       ---------     ---------     ---------
NET INCOME ........................................................    $  34,874     $  58,314     $  58,808
                                                                       =========     =========     =========

OTHER COMPREHENSIVE INCOME:
  Cumulative effect of change in accounting
    principle, net of tax (Note 2) ................................            -             -        (5,954)
  Unrealized gain (loss) on cash flow hedges, net of tax
    of $(1,999), $1,438 and $1,161 ................................        3,616        (2,157)       (1,742)
                                                                       ---------     ---------     ---------
COMPREHENSIVE INCOME ..............................................    $  38,490     $  56,157     $  51,112
                                                                       =========     =========     =========

   The accompanying notes are an integral part of these financial statements.

                       CE GENERATION, LLC AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
                                 (In thousands)

                                                                                           ACCUMULATED
                                                                                              OTHER
                                                                               MEMBERS'   COMPREHENSIVE
                                                                               EQUITY      INCOME(LOSS)     TOTAL
                                                                              ---------   -------------   ---------

BALANCE, JANUARY 1, 2001 ................................................     $ 438,915      $     -      $ 438,915
  Distributions .........................................................       (22,650)           -        (22,650)
  Net income ............................................................        58,808            -         58,808
  Other comprehensive income:
    Initial implementation of SFAS 133 designated cash flow hedges, net
      of tax of $(3,969) ................................................             -       (5,954)        (5,954)
    Fair value adjustment on cash flow hedges, net of tax of $(1,161) ...             -       (1,742)        (1,742)
-------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001 ..............................................       475,073       (7,696)       467,377
  Distributions .........................................................       (33,639)           -        (33,639)
  Net income ............................................................        58,314            -         58,314
  Other comprehensive income:
    Fair value adjustment on cash flow hedges, net of tax of $(1,438) ...             -       (2,157)        (2,157)
-------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002 ..............................................       499,748       (9,853)       489,895
  Distributions .........................................................      (109,500)           -       (109,500)
  Net income ............................................................        34,874            -         34,874
  Other comprehensive income:
    Fair value adjustment on cash flow hedges, net of tax of $1,999 .....             -        3,616          3,616
-------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2003 ..............................................     $ 425,122      $(6,237)     $ 418,885
===================================================================================================================

   The accompanying notes are an integral part of these financial statements.

                       CE GENERATION, LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                          YEARS ENDED DECEMBER 31,
                                                                                   -----------------------------------
                                                                                      2003         2002         2001
                                                                                   ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ...................................................................   $  34,874    $  58,314    $  58,808
  Adjustments to reconcile net income to cash flows from operating activities:
    Depreciation and amortization ..............................................      87,665       82,055       82,911
    Provision for deferred income taxes ........................................       8,657       10,490        3,377
    Distributions to minority interest in excess of related income .............      (5,029)      (5,222)      (5,163)
    Cumulative effect of change in accounting principle, net of tax ............       2,467            -       15,386
    Asset impairment/abandonment ...............................................       3,862            -       17,124
    Amortization of deferred financing costs ...................................       1,488        1,824        1,836

  Changes in other items:
    Accounts receivable, net ...................................................      12,556       65,171      (39,149)
    Inventories ................................................................        (216)      (1,344)       3,719
    Due to/from affiliates .....................................................      (1,057)         538       (2,260)
    Accounts payable and other accrued liabilities .............................      (2,584)     (12,397)      (4,722)
    Other assets ...............................................................       3,926       (1,882)      (4,381)
                                                                                   ---------    ---------    ---------
      Net cash flows from operating activities .................................     146,609      197,547      127,486
                                                                                   ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net of warranty settlement .............................     (22,534)     (28,640)     (33,219)
  Decrease (increase) in restricted cash .......................................       7,880         (290)      (4,391)
                                                                                   ---------    ---------    ---------
    Net cash flows from investing activities ...................................     (14,654)     (28,930)     (37,610)
                                                                                   ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of project loans ...................................................     (40,568)     (35,864)     (31,201)
  Repayment of Salton Sea notes and bonds ......................................     (28,087)     (28,572)     (23,658)
  Repayment of Senior Secured bonds ............................................     (18,000)     (20,600)     (12,600)
  Proceeds from related party note .............................................       1,406        2,107          632
  Distributions ................................................................    (109,500)     (33,639)     (22,100)
  Decrease (increase) in restricted cash .......................................      52,941      (43,213)      (2,231)
                                                                                   ---------    ---------    ---------
    Net cash flows from financing activities ...................................    (141,808)    (159,781)     (91,158)
                                                                                   ---------    ---------    ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS ........................................      (9,853)       8,836       (1,282)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .................................      43,706       34,870       36,152
                                                                                   ---------    ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR .......................................   $  33,853    $  43,706    $  34,870
                                                                                   =========    =========    =========

SUPPLEMENTAL DISCLOSURE:
  Interest paid ................................................................   $  66,653    $  74,067    $  79,211
                                                                                   =========    =========    =========
  Income taxes paid ............................................................   $   1,614    $   1,199    $  21,928
                                                                                   =========    =========    =========

   The accompanying notes are an integral part of these financial statements.

                       CE GENERATION, LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND OPERATIONS

MidAmerican Energy Holdings Company ("MEHC") completed a strategic restructuring in conjunction with its acquisition of MHC Inc. (formerly MidAmerican Energy Holdings Company) in which MEHC's common stock interests in Magma Power Company, FSRI Holdings, Inc. ("FSRI") and California Energy Development Corporation, and their subsidiaries (which own the geothermal and natural gas-fired combined cycle cogeneration facilities described below), were contributed by MEHC to the newly created CE Generation, LLC ("CE Generation" or the "Company"). This restructuring was completed in February 1999.

On March 3, 1999, MEHC closed the sale of 50% of its ownership interests in CE Generation to El Paso CE Generation Holding Company ("El Paso").

On January 29, 2003, TransAlta USA Inc. ("TransAlta"), a wholly owned subsidiary of TransAlta Corporation, purchased El Paso's 50% interest in CE Generation.

General
-------

CE Generation is engaged in the independent power business. The following table sets out information concerning CE Generation's projects:

                                                                                       PURCHASE
                                            FACILITY NET                                POWER
                                              CAPACITY      NET MW                    AGREEMENT
             OPERATING PROJECT                  (MW)        OWNED        LOCATION     EXPIRATION
------------------------------------------  ------------    ------      ----------    -----------
GEOTHERMAL FACILITIES:
Salton Sea Projects
Salton Sea I..............................       10           10        California        2017
Salton Sea II.............................       20           20        California        2020
Salton Sea III............................       50           50        California        2019
Salton Sea IV.............................       40           40        California        2026
Salton Sea V..............................       49           49        California       Varies
                                                ---          ---
Total Salton Sea Projects.................      169          169
                                                ---          ---
Partnership Projects
Vulcan....................................       34           34        California        2016
Elmore....................................       38           38        California        2018
Leathers..................................       38           38        California        2019
Del Ranch.................................       38           38        California        2019
CE Turbo..................................       10           10        California       Varies
                                                ---          ---
Total Partnership Projects................      158          158
                                                ---          ---
Total geothermal facilities...............      327          327
                                                ---          ---
GAS FACILITIES:
Saranac...................................      240          180         New York         2009
Power Resources...........................      212          212           Texas          2005
Yuma......................................       50           50          Arizona         2024
                                                ---          ---
Total gas facilities......................      502          442
                                                ---          ---
TOTAL OPERATING PROJECTS..................      829          769
                                                ===          ===

Salton Sea I, II, III, IV and V are referred as the Salton Sea Projects. Vulcan, Elmore, Leathers, Del Ranch, and CE Turbo are referred to as the Partnership Projects. The Salton Sea Projects and the Partnership Projects are collectively referred to as the Imperial Valley Projects. Saranac, Power Resources and Yuma are collectively referred to as the Gas Projects.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

These consolidated financial statements of CE Generation reflect the consolidated financial statements of Magma Power Company and subsidiaries, FSRI and subsidiaries and Yuma Cogeneration Associates, each a wholly-owned subsidiary. All intercompany transactions and balances have been eliminated in consolidation.

Based on the nature of the Company's products, production and distribution processes, types of customers and the regulatory environment and the economic characteristics of its operations, the Company has determined that it operates in one reportable segment.

Reclassifications
-----------------

Certain amounts in the fiscal 2002 and 2001 consolidated financial statements and supporting note disclosures have been reclassified to conform to the fiscal 2003 presentation. Such reclassification did not impact previously reported net income or retained earnings.

Use of Estimates
----------------

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
-------------------------

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

Properties, Plants, Contracts and Equipment, Net
------------------------------------------------

Properties, plants and equipment are recorded at historical cost. The cost of major additions and betterments are capitalized, while replacements, maintenance, and repairs that do not improve or extend the lives of the respective assets are expensed.

Impairment of Long-Lived Assets
-------------------------------

The Company's long-lived assets consist primarily of properties, plants, contracts and equipment. Depreciation of the operating power plant costs, net of salvage value if applicable, is computed using the straight-line method based on economic lives. The Company believes the useful lives assigned to the depreciable assets, which generally range from 3 to 30 years, are reasonable. Acquired power sales agreements are amortized separately on a straight-line method over the remaining contract periods which have ranged from 7 to 30 years.

The Company periodically evaluates long-lived assets, including properties, plants, contracts and equipment, when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Upon the occurrence of a triggering event, the carrying amount of a long-lived asset is reviewed to assess whether the recoverable amount has declined below its carrying amount. The recoverable amount is the estimated net future cash flows that the Company expects to recover from the future use of the asset, undiscounted and without interest, plus the asset's residual value on disposal. Where the recoverable amount of the long-lived asset is less than the carrying value, an impairment loss would be recognized to write down the asset to its fair value that is based on discounted estimated cash flows from the future use of the asset.

As a result of these impairment tests, the company wrote down $3.8 million of equipment in 2003 and $17.1 million in 2001, $15 million of which relates to a steam turbine and $2.1 million in other equipment.

Goodwill
--------

On January 1, 2002, CE Generation adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which establishes the accounting for acquired goodwill and other intangible assets, and provides that goodwill and indefinite-lived intangible assets will not be amortized, but will be tested for impairment on an annual basis. CE Generation's related amortization consisted solely of goodwill amortization, which has no income tax effect. Following is a reconciliation of net income as originally reported for the years ended December 31, 2003, 2002 and 2001, to adjusted net income as if SFAS 142 was effective for all years (in thousands):

                                          2003       2002       2001
                                        -------    -------    -------

           Reported net income .....    $34,874    $58,314    $58,808
           Goodwill amortization ...          -          -      9,589
                                        -------    -------    -------
           Adjusted net income .....    $34,874    $58,314    $68,397
                                        =======    =======    =======

The Company conducts its annual review pursuant to SFAS 142 during the fourth quarter of 2003 using a discounted cash flow methodology. No impairment was indicated as a result of the assessment.

Revenue Recognition
-------------------

CE Generation recognizes revenue and related accounts receivable from sales of electricity on an accrual basis. All of CE Generation's sales of electricity (except for the Salton Sea V and CE Turbo Projects) are under long-term power purchase contracts.

CE Generation's sales of electricity from the Imperial Valley Projects, comprised approximately 39%, 37%, and 43%, respectively, of 2003, 2002, and 2001 electricity and steam revenues. Of these sales, approximately 90%, 95% and 59% were to Southern California Edison ("Edison") in 2003, 2002 and 2001, respectively. Sales of electricity from the Saranac Project comprised approximately 39%, 37% and 31%, respectively, of the 2003, 2002 and 2001 electricity and steam revenues. Of these sales, approximately 98% were to New York State Electric and Gas ("NYSE&G"). Sales of electricity from the Power Resources Project comprised approximately 16%, 19% and 16%, respectively, of the 2003, 2002 and 2001 electricity and steam revenues. Of these sales approximately 97% were to TXU Generation Company LP ("TXU"). The Power Resources PPA with TXU expired September 30, 2003. Accounts receivable, approximately $23.8 million of which are from Edison and approximately $16.9 million from NYSE&G are primarily uncollateralized receivables from long-term power purchase contracts.

Deferred Income Taxes
---------------------

CE Generation and its subsidiaries file a consolidated federal tax return. Deferred tax assets and liabilities are recognized based on the difference between the financial statement and tax bases of assets and liabilities using estimated tax rates in effect for the year in which the differences are expected to reverse.

Financial Instruments
---------------------

Effective January 1, 2001, the Company adopted SFAS 133/138, "Accounting for Derivative Instruments and Hedging Activities", which requires an entity to recognize all of its derivatives as either assets or liabilities in its statement of financial position and measure those instruments at fair value. As a result of the adoption of SFAS 133/138, CE Generation recorded the fair value of the interest rate swap agreements at January 1, 2001, which was approximately $6.0 million, net of tax of approximately $4.0 million. These interest rate swap agreements are considered cash flow hedges and therefore the offset is recorded in accumulated other comprehensive income.

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

NEW ACCOUNTING PRONOUNCEMENTS

On January 1, 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). This statement provides accounting and disclosure requirements for retirement obligations associated with long-lived
assets.   The effect  of  initially  applying  this  statement  was
recognized as a cumulative effect of a change in accounting principle of $2.5 million, net of tax of $1.6 million, as of January 1, 2003.

The Company's review identified legal retirement obligations for landfill and plant abandonment costs. The Company used an expected cash flow approach to measure the obligations. The following table reflects liability amounts as if this statement had been applied during all periods (in thousands):


                                            2003         2002
                                           ------     ----------
                                                      (Proforma)
            Plant abandonment ......       $4,026       $3,798
            Landfill abandonment ...       $4,013       $3,663

Following is a reconciliation of net income as originally reported for the years ended December 31, 2003, 2002 and 2001, to adjusted net income as if this statement had been applied to all periods (in thousands):

                                                              YEAR ENDED DECEMBER 31,
                                                         --------------------------------
                                                           2003       2002         2001
                                                         -------    --------     --------

Reported net income .................................    $34,874    $ 58,314     $ 58,808
Accretion and amortization expense ..................          -        (497)        (469)
Cumulative effect of change in accounting principle..      2,467           -            -
                                                         -------    --------     --------
Adjusted net income .................................    $37,341    $ 57,817     $ 58,339
                                                         =======    ========     ========

The plant abandonment had no previously recorded liability. The landfill abandonment had a previously recorded liability of $1.5 million.

In December 2003, the FASB issued FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities" ("FIN 46R"), which served to clarify guidance in FIN 46, "Consolidation of Variable Interest Entities" ("FIN 46") and provided additional guidance surrounding the application of FIN 46. The adoption of FIN 46R as it relates to special purpose entities did not have a material effect on the Company's financial position, results of operations or cash flows. The Company will evaluate the provisions of FIN 46R related to non-special purpose entities in the first quarter of 2004.

3.   PROPERTIES, PLANTS, CONTRACTS AND EQUIPMENT, NET AND INTANGIBLE ASSETS

Properties, plants, contracts and equipment comprise the following at December 31 (in thousands):


                                                        2003           2002
                                                     -----------    ------------

Properties, plants, contracts and equipment, net:
Power plants .....................................   $ 1,297,186    $ 1,288,281
Wells and resource development ...................       190,079        180,151
Power sales agreements ...........................       338,716        338,716
Licenses and equipment ...........................        50,500         50,501
                                                     -----------    -----------
Total operating assets ...........................     1,876,481      1,857,649
Accumulated depreciation and amortization ........      (709,122)      (623,241)
                                                     -----------    -----------
Properties, plants, contracts and equipment, net .   $ 1,167,359    $ 1,234,408
                                                     ===========    ===========

The Salton Sea V Project was constructed by Stone & Webster, Inc. (formerly Stone & Webster Engineering Corporation), a wholly-owned subsidiary of the Shaw Group ("Stone & Webster"), pursuant to a date certain, fixed-price, turnkey engineering, procure, construct and manage contract (the "Salton Sea V Project EPC Contract"). On March 7, 2002, Salton Sea Power, the owner of the Salton Sea V Project, filed a Demand for Arbitration against Stone & Webster for breach of contract and breach of warranty arising from deficiencies in Stone & Webster's design, engineering, construction and procurement of equipment for the Salton Sea V Project pursuant to the Salton Sea V Project EPC Contract. The demand for arbitration did not include a stated claim amount. On April 25, 2003, Salton Sea Power entered into a settlement agreement with Stone & Webster. The Settlement Agreement resulted in a total payment of $12.1 million from Stone & Webster in the second quarter 2003 and the arbitration was dismissed. The settlement was recorded as a $4.5 million reduction of incremental capital expenditures and a $7.6 million reduction of incremental operating expenses related to legal, other expenses and equipment write-offs.

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

Intangible Assets
-----------------

The following tables summarize the acquired intangible assets as of December 31 (in thousands):

                                                        2003
                                         ---------------------------------
                                         GROSS CARRYING        ACCUMULATED
                                             AMOUNT           AMORTIZATION
                                         --------------       ------------

     Amortized Intangible Assets:
     Power Purchase Contracts .......       $338,716            $220,420
     Patented Technology ............         46,290              17,314
                                            --------            --------
     Total ..........................       $385,006            $237,734
                                            ========            ========


                                                        2002
                                         ---------------------------------
                                         GROSS CARRYING        ACCUMULATED
                                             AMOUNT           AMORTIZATION
                                         --------------       ------------

     Amortized Intangible Assets:
     Power Purchase Contracts .......       $338,716            $203,685
     Patented Technology ............         46,290              15,385
                                            --------            --------
     Total ..........................       $385,006            $219,070
                                            ========            ========

Amortization expense on acquired intangible assets was $18.7 million, $18.3 million and $18.1 million for the years ended December 31, 2003, 2002 and 2001, respectively. CE Generation expects amortization expense on acquired intangible assets to be $15.8 million for each of the five succeeding fiscal years.

4.   PROJECT LOANS

Each of CE Generation's direct or indirect subsidiaries is organized as a legal entity separate and apart from CE Generation and its other subsidiaries and MEHC. Pursuant to separate project financing agreements, the assets of each subsidiary (excluding the Power Resources Project and the Yuma Project) are pledged or encumbered to support or otherwise provide the security for their own project or subsidiary debt. It should not be assumed that any asset of any subsidiary of CE Generation, will be available to satisfy the obligations of CE Generation or any of its other subsidiaries; provided, however, that unrestricted cash or other assets which are available for distribution may, subject to applicable law and the terms of financing arrangements for such parties, be advanced, loaned, paid as dividends or otherwise distributed or contributed to CE Generation or affiliates thereof. "Subsidiary", for purposes of the immediately preceding two sentences, means all of CE Generation's direct or indirect subsidiaries (1) owning direct or indirect interests in the Imperial Valley Projects (including the Salton Sea Projects and the Partnership Projects, other than Magma Power Company and Salton Sea Power Company, or (2) owning direct interests in the subsidiaries that own interests in the foregoing projects and the Saranac Project.

The Power Resources Project had project financing debt with a consortium of banks with interest and principal due quarterly over a 15-year period, beginning March 31, 1989. The original principal carried a variable interest rate based on the London Interbank Offer Rate ("LIBOR") with a .85% interest margin through the 5th anniversary of the loan, a 1.00% interest margin from the 5th anniversary through the 12th anniversary of the loan and a 1.25% interest margin from the 12th anniversary through the end of the loan. The outstanding $21.7 million of project financing debt, at December 31, 2002, was repaid during 2003.

Effective June 5, 1989, in connection with the project financing debt, the Power Resources Project entered into an interest rate swap agreement with the lender as a means of hedging floating interest rate exposure related to its 15-year term loan. The swap agreement was for initial notional amounts of $55.0 million and $110.0 million, declining in correspondence with the principal balances, and effectively fixed the interest rates at 9.385% and 9.625%, respectively, excluding the interest margin. The swap agreements were settled in cash based on the difference between a fixed and floating (index based) price for the underlying debt. The interest rate swap agreement was terminated in connection with the repayment of the project financing debt on September 30, 2003. The notional values of these financial instruments were $21.7 million at December 31, 2002. The fair value of the swap as of December 31, 2002 was $1.1 million and was included in interest rate swap liability in the balance sheet.

The interest rate on the project financing debt was increased by payments under a Compensation Agreement included in the Power Resources Project term loan. The Compensation Agreement, which entitled two of the term lenders to receive quarterly payments equivalent to a percentage of the Power Resources Project's discretionary cash flow as separately defined in the agreement, became effective for a 13-year period that was scheduled to end on September 30, 2003. The Power Resources Project recorded additional interest expense of $1.2 million, $1.3 million and $1.1 million for the years ended December 31, 2003, 2002 and 2001, respectively, related to amounts owed under the Compensation Agreement. The Compensation Agreement was terminated with the repayment of the project financing debt.

In October 1994, Saranac Power Partners L.P. ("Saranac Partnership") signed a 14-year note payable agreement with a lender for an initial principal amount of $204.6 million. Under the terms of the note payable agreement, interest rate alternatives include an option to use a Eurodollar rate or the lender's base rate. Each option includes an interest margin in addition to the applicable rate selected. The selected interest rate plus interest margin at December 31, 2003, 2002, and 2001 was 2.27%, 2.92% and 3.72%, respectively.

Effective October 7, 1994, the Saranac Partnership entered into an interest rate swap agreement with the lender as a means of hedging floating interest rate exposure related to its 14-year note payable. The swap agreement was an initial notional amount of $204.6 million and effectively fixes the interest rate at 8.185%, which increased to 8.31% in October 2001 and will increase to 8.56% in October 2005. The Saranac Partnership is exposed to credit loss in the event of nonperformance by the lender under the interest rate swap agreement. However, the Saranac Partnership does not anticipate nonperformance by the lender. The fair value of the swap as of December 31, 2003 and 2002 was $13.9 million and $19.9 million, respectively, and is included in interest rate swap liability in the balance sheet.

Annual repayments of the note payable for the years ending December 31 are as follows (in thousands):

                                              AMOUNT
                                             --------

                          2004 ..........    $ 22,100
                          2005 ..........      26,192
                          2006 ..........      31,104
                          2007 ..........      34,378
                          2008 ..........       8,799
                                             --------
                          Total .........    $122,573
                                             ========

The note agreements are collateralized by all of the Saranac Partnership's assets. The Saranac Partnership is restricted by the terms of the note payable agreement from making distributions or withdrawing any capital accounts without the consent of the lender. Under the terms of the note payable agreement, distributions may be made to the partners in accordance with the terms of the Saranac Partnership Agreement. The note payable agreement also requires the Saranac Partnership to maintain certain covenants. The Saranac Partnership was in compliance with these requirements at December 31, 2003.

The Saranac Partnership has issued an irrevocable letter of credit to its gas supplier in the amount of approximately $15.4 million. The Saranac Partnership has approximately $5.1 million available in additional unissued letters of credit. Annual fees related to these letters of credit are calculated as 1.75% of the issued balance and 0.5% of the unissued balance.

5.   SALTON SEA NOTES AND BONDS

The Salton Sea Funding Corporation (the "Funding Corporation"), a wholly-owned indirect subsidiary of CE Generation, has issued debt securities as follows (in thousands):

                         SENIOR                                           DECEMBER 31,
                         SECURED                                     -----------------------
ISSUED DATE              SERIES     FINAL MATURITY DATE     RATE       2003          2002
-----------             --------    -------------------     ----     --------   ------------
July 21, 1995.......    B Bonds     May 30, 2005            7.37%    $ 41,662     $ 56,662
July 21, 1995.......    C Bonds     May 30, 2010            7.84%     102,014      109,250
June 20, 1996.......    E Bonds     May 30, 2011            8.30%      43,322       46,322
October 13, 1998....    F Bonds     November 30, 2018       7.48%     276,594      279,444
                                                                     ---------    ---------
                                                                     $463,592     $491,678
                                                                     ========     ========

Principal and interest payments are made in semi-annual installments. The Salton Sea Notes and Bonds are non-recourse to CE Generation.

The net revenues, equity distributions and royalties from the Salton Sea Projects and the Partnership Projects are used to pay principal and interest payments on outstanding senior secured bonds issued by Funding Corporation, the final series of which is scheduled to mature in November 2018. Funding Corporation debt is guaranteed by certain subsidiaries of Magma Power Company and secured by the capital stock of certain subsidiaries of CE Generation. The proceeds of Funding Corporation debt were loaned by Funding Corporation pursuant to loan agreements and notes (the "Imperial Valley Project Loans") to certain subsidiaries of Magma Power Company and used for construction of certain Imperial Valley Projects, refinancing of certain indebtedness and other purposes. Debt service on the Imperial Valley Project Loans is used to repay debt service on Funding Corporation debt. The Imperial Valley Project Loans and the guarantees of Funding Corporation debt are secured by substantially all of the assets of the guarantors, including the Imperial Valley Projects, and by the equity interests in the guarantors.

On October 13, 1998, Funding Corporation completed a sale to institutional investors of $285 million aggregate amount of 7.475% Senior Secured Series F Bonds due November 30, 2018. A portion of the proceeds was used to fund the cost of construction of, and was advanced to, the Zinc Recovery Project, which is indirectly 100% owned by Salton Sea Minerals Corp., a MEHC affiliate not owned by CE Generation. The direct and indirect owners of the Zinc Facility (the "Zinc Guarantors", which include Salton Sea Minerals Corp. and Calenergy Minerals LLC ("Minerals")) are among the guarantors of the Funding Corporation debt. In connection with the divestiture of 50% of CE Generation, MEHC guaranteed the payment by the Zinc Guarantors of a specified portion of the scheduled debt service on and certain prepayments of the Imperial Valley Project Loans, including the current principal amount of approximately $136.4 million, which is included in note receivable to related party in the accompanied consolidated balance sheet and associated interest.

On January 30, 2004, Funding Corporation announced its election to redeem an aggregate principal amount of approximately $136.4 million of its 7.475% Senior Secured Series F Bonds due November 30, 2018, pro rata, at a redemption price of 100% of such aggregate outstanding principal amount, plus accrued interest to the date of redemption. The trustee delivered a redemption notice to the holders of the bonds on January 29, 2004. The record date for the redemption is February 15, 2004 and the redemption is expected to be completed on March 1, 2004. Funding Corporation has made a demand on MEHC for the full amount remaining on MEHC's guarantee of the Series F Bonds in order to fund the redemption. Upon the expected payment under MEHC's guarantee, MEHC will no longer have any liability with respect to its guarantee.

In May 2003, the previous $65.4 million Funding Corporation debt service reserve letter of credit was replaced by a $32.7 million TransAlta letter of credit which expires on May 30, 2004, and a $32.7 million MEHC letter of credit which expires on June 6, 2006.

These new Funding Corporation debt service reserve letters of credit permitted the cash, which was previously restricted, to be included in funds distributed to CE Generation on May 29, 2003. During 2003, CE Generation distributed a total of $109.5 million to MEHC and TransAlta.

Annual repayments of the Salton Sea Notes and Bonds for the years ending December 31 are as follows (in thousands):

                                              AMOUNT
                                             --------
                          2004 ..........    $165,215
                          2005 ..........      28,620
                          2006 ..........      25,917
                          2007 ..........      25,091
                          2008 ..........      28,065
                          Thereafter ....     190,684
                                             --------
                          Total .........    $463,592
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

     o the historical debt service coverage ratio of Funding Corporation for the prior four fiscal quarters must be at least 1.5 to 1.0; and

     o there must be sufficient geothermal resources to operate the Salton Sea Projects at their required levels.

6.   SENIOR SECURED BONDS

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

The Senior Secured Bonds are primarily secured by the following collateral:

     o    all available cash flow (as defined);

     o a pledge of 99% of the equity interests in Salton Sea Power, LLC ("Salton Sea Power") and all of CE Generation's equity interests in its other consolidated subsidiaries;

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

Annual repayments of the Senior Secured Bonds for the years ending December 31 are as follows (in thousands):

                                              AMOUNT
                                             --------
                          2004 ..........    $ 14,600
                          2005 ..........      14,800
                          2006 ..........      19,200
                          2007 ..........      18,000
                          2008 ..........      28,200
                          Thereafter ....     243,600
                                             --------
                          Total .........    $338,400
                                             ========

7.   INCOME TAXES

Provision for income tax is comprised of the following at December 31 (in thousands):

                                  2003         2002         2001
                                --------     --------     --------

             Current:
             Federal .......    $  5,161     $   (873)    $ 20,412
             State .........       1,903          (58)       4,749
                                --------     --------     --------
                                   7,064         (931)      25,161
                                --------     --------     --------

             Deferred:
             Federal .......       6,410        8,991        3,762
             State .........       2,247        1,499         (385)
                                --------     --------     --------
                                   8,657       10,490        3,377
                                --------     --------     --------
             Total provision    $ 15,721     $  9,559     $ 28,538
                                ========     ========     ========

A reconciliation of the federal statutory tax rate to the effective tax rate applicable to income before provision for income taxes follows:

                                                    2003       2002       2001
                                                   -----      -----      -----

Federal statutory rate ........................     35.0%      35.0%      35.0%
Increases (reductions) in taxes resulting from:
Percentage depletion ..........................     (3.7)     (18.1)      (5.9)
Investment and energy tax credits .............     (1.3)      (2.3)      (1.7)
Goodwill amortization .........................        -          -        2.8
State taxes, net of federal benefit ...........      3.6        3.3        2.4
Minority interest .............................     (9.9)      (8.2)      (4.6)
Other items, net ..............................     (2.4)       1.1       (3.9)
                                                   -----      -----      -----
Effective tax rate ............................     21.3%      10.8%      24.1%
                                                   =====      =====      =====

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

Deferred tax liabilities (assets) comprise the following at December 31 (in thousands):

                                                           2003          2002
                                                         ---------    ----------

Deferred tax liabilities:
  Properties, plant, contracts and equipment .........   $ 274,436    $ 262,921
  Other ..............................................       1,661        1,498
                                                         ---------    ---------
    Total deferred tax liabilities ...................     276,097      264,419
                                                         ---------    ---------
Deferred tax assets:
  Accruals not currently deductible for tax purposes..      (6,375)      (4,919)
  General business tax credits .......................     (12,677)     (11,467)
                                                         ---------    ---------
    Total deferred tax assets ........................     (19,052)     (16,386)
                                                         ---------    ---------
Net deferred tax liabilities .........................   $ 257,045    $ 248,033
                                                         =========    =========

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

The methods and assumptions used to estimate fair value are as follows:

Note receivable from related party--The fair value of the note receivable from related party is estimated based on the quoted market price of the corresponding debt issue.

Debt instruments - The fair value of all debt instruments has been estimated based upon quoted market prices as supplied by third-party broker dealers, where available, or at the present value of future cash flows discounted at rates consistent with comparable maturities with similar credit risks. The Company is unable to estimate a fair value for the project loans as there are no quoted market prices available.

Other financial instruments - All other financial instruments of a material nature are short-term and the fair value approximates the carrying amount.

The carrying amounts in the table below are included in the consolidated balance sheets under the indicated captions (in thousands):

                                                   2003                       2002
                                          ------------------------   ------------------------
                                           CARRYING     ESTIMATED     CARRYING     ESTIMATED
                                             VALUE      FAIR VALUE      VALUE      FAIR VALUE
                                          ---------     ----------   ---------     ----------

Financial Assets:
  Note receivable from related party...    $136,383      $141,821     $137,789      $126,765

Financial Liabilities:
  Interest rate swaps..................      13,873        13,873       21,023        21,023
  Project loans........................     122,573       122,572      163,142       163,142
  Salton Sea notes and bonds...........     463,591       483,312      491,678       464,552
  Senior secured bonds.................     338,400       343,476      356,400       313,632

9.    COMMITMENTS AND CONTINGENCIES

Edison and the California Power Exchange
----------------------------------------

Due to reduced liquidity, Southern California Edison Company ("Edison") had failed to pay approximately $119 million owed under the power purchase agreements with the Imperial Valley Projects (excluding the Salton Sea V and CE Turbo Projects) for power delivered in the fourth quarter 2000 and the first quarter 2001. Due to Edison's failure to pay contractual obligations, the Imperial Valley Projects (excluding the Salton Sea V and CE Turbo Projects) had established an allowance for doubtful accounts of approximately $21 million as of December 31, 2001.

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

On July 10, 2003, Salton Sea IV's 40 MW turbine went out of service due to an uncontrollable force event. Such uncontrollable force event ended, and Salton Sea IV returned to service on September 17, 2003. Edison failed to recognize the uncontrollable force event and as such has not paid amounts otherwise due and owing under the Salton Sea IV Power Purchase Agreement totaling $2.3 million. Salton Sea Power Generation, L.P., with Fish Lake Power Company, owner of Salton Sea IV, served notices of error on Edison for such unpaid amounts. As a result, the Company established reserves of $1.7 million for capacity payments as of December 31, 2003.

On October 9, 2003, Salton Sea III's 50 MW turbine went out of service due to an uncontrollable force event. Such uncontrollable force event ended and Salton Sea III returned to service on December 12, 2003. Edison failed to recognize the uncontrollable force event and as such has not paid amounts otherwise due and owing under the Salton Sea III Power Purchase Agreement totaling $0.7 million. Salton Sea Power Generation, L.P., owner of Salton Sea III, served notice of error on Edison for such unpaid amounts. As a result the Company has fully reserved for this balance as of December 31, 2003.

Environmental
-------------

The Company is subject to numerous legislative and regulatory environmental protection requirements involving air and water pollution, waste management, hazardous chemical use, noise abatement, and land use aesthetics.

State and federal environmental laws and regulations currently have, and future modifications may have, the effect of (i) increasing the lead time for the construction of new facilities, (ii) significantly increasing the total cost of new facilities, (iii) requiring modification of the Company's existing facilities,  (iv)  increasing the risk of delay on  construction  projects,  (v)
increasing the Company's cost of waste disposal and (vi) reducing the reliability of service provided by the Company and the amount of energy available from the Company's facilities. Any of such items could have a substantial impact on amounts required to be expended by the Company in the future. Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other social and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating sites, other companies' clean-up experience and data released by the Environmental Protection Agency or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new circumstances, and are included in the accompanying balance sheets at their undiscounted amounts. As of December 31, 2003 and 2002, the environmental liabilities recorded on the balance sheet were $4.6 million and $5.3 million, respectively.

Other Commitments
-----------------

Certain of CE Generation's geothermal and cogeneration facilities are qualifying facilities under the Public Utility Regulatory Policies Act of 1978 ("PURPA") and their contracts for the sale of electricity are subject to regulations under PURPA. In order to promote open competition in the industry, legislation has been proposed in the U.S. Congress that calls for either a repeal of PURPA on a prospective basis or the significant restructuring of the regulations governing the electric industry, including sections of PURPA. Current federal legislative proposals would not abrogate, amend, or modify existing contracts with electric utilities. The ultimate outcome of any proposed legislation is unknown at this time.

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

                                                 AMOUNT
                                                ---------
                     2004.................      $  66,088
                     2005.................         68,544
                     2006.................         71,286
                     2007.................         74,137
                     2008.................         77,313
                     Thereafter...........         37,536
                                               ----------
                     Total................       $394,904
                                                 ========

The Salton Sea V Project is obligated to supply the electricity demands of the Zinc Recovery Project, which commenced operations in December 2002, at the market rates available to the Salton Sea V Project, less the wheeling costs. Upon the Zinc Recovery Project reaching full production the Salton Sea V Project expects to sell up to 19 MW of its output to Minerals. The remainder of the Salton Sea V Project output is sold pursuant a power sales agreement with the City of Riverside, California and a transaction agreement with TransAlta.

10.  RELATED PARTY TRANSACTIONS

Pursuant to the Administrative Services Agreement, MEHC provides certain administrative and management services to CE Generation, and MEHC's executive, financial, legal, tax and other corporate staff departments perform certain services for CE Generation. Expenses incurred by MEHC and allocated to CE Generation were estimated based on the individual services and expense items provided. The allocated expenses in 2003, 2002 and 2001 were $0.2 million, $0.2 million and $3.4 million, respectively, and are included in general and administrative expense. On August 1, 2002, the Administrative Services Agreement between MEHC and CE Generation was amended to provide for a fixed monthly fee in lieu of certain expenses, which were being allocated. The fixed fee, which was retroactive to January 1, 2002 and ends December 2004, is $3.1 million annually and is included in general and administrative expense.

The Company participates in multi-employer pension plans sponsored by MEHC. The Company's contributions to the various plans was approximately $2.3 million, $1.8 million and $1.6 million in 2003, 2002 and 2001, respectively.

On September 29, 2000, Salton Sea Power and CE Turbo entered into an agreement to sell all available power from the Salton Sea V Project and CE Turbo Project to El Paso. Under the terms of the agreement, El Paso purchased and sold available power on behalf of Salton Sea Power and CE Turbo, into the California Independent System Operator markets. The purchase price for the available power was equivalent to the value actually received by El Paso for the sale of such power, including renewable premiums.

On January 17, 2001, Salton Sea Power and CE Turbo entered into a Transaction Agreement to sell available power from the Salton Sea V Project and CE Turbo Project to El Paso. Under the terms of the agreement, at the option of Salton Sea Power and CE Turbo, El Paso purchased all available power from the Salton Sea V Project and CE Turbo Project based on day-ahead price quotes received from El Paso.

On March 27, 2001 and May 1, 2001, the owners of the Imperial Valley Projects entered into Transaction Agreements to sell available power to El Paso based on percentages of the Dow Jones SP-15 Index. On June 22, 2001, the owners of the Imperial Valley Projects (excluding Salton Sea Power and CE Turbo) ceased selling available power to El Paso and resumed power sales to Edison under both the SO4 Agreements and negotiated

Power Purchase Agreements. Effective September 16, 2002 Salton Sea Power and CE Turbo entered into Transaction Agreements to sell available power to El Paso at increased percentages of the Dow Jones SP-15 Index.

Pursuant to these agreements, sales to El Paso from the Company totaled $1.2 million, $8.9 million and $102.8 million in 2003, 2002 and 2001, respectively. As of December 31, 2003 and 2002, accounts receivable from El Paso were $ - and $1.4 million, respectively.

Pursuant to a Transaction Agreement dated January 29, 2003, Salton Sea Power and CE Turbo and began selling available power to TransAlta on February 12, 2003 based on percentages of the Dow Jones SP-15 Index. The Transaction Agreement shall continue until the earlier of: (a) 30 days following a written notice of termination; or (b) any other termination date mutually agreed to by the parties. No such notice of termination has been given by either party. Pursuant to this agreement, sales to TransAlta totaled $9.9 million in 2003. As of December 31, 2003, accounts receivable from TransAlta were $1.6 million.

On January 21, 2004, Salton Sea Power and CE Turbo entered into a Green Energy Tag Purchase and Sale Agreement to sell the non-power attributes (the non-power attributes made available by 1 MW of generation, a "Green Tag") associated with up to 931,800 MW of available generation of the Salton Sea V Project and CE Turbo Project through December 31, 2008 to TransAlta Energy Marketing (US) Inc. at a price of $10.00 per Green Tag. Salton Sea Power and CE Turbo expect to commence sales under their agreement in July 2004.

Pursuant to the November 1, 1998 Amended and Restated Power Sales Agreements, Salton Sea Power and CE Turbo are to provide Minerals with its full electrical energy requirements at the market rates available to them, less wheeling costs. Pursuant to these agreements, sales to Minerals from Salton Sea Power totaled $0.9 million, $0.4 million and $0.9 million for the years ended December 31, 2003, 2002 and 2001, respectively, and there were no sales to Minerals from CE Turbo for the years ended December 31, 2003, 2002 or 2001. There were no material accounts receivable balances at December 31, 2003 or 2002.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company's management, including the respective persons acting as chief executive officer and chief financial officer, regarding the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2003. Based on that evaluation, the Company's management, including the respective persons acting as chief executive officer and chief financial officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

EXECUTIVE OFFICER                   POSITION
-----------------                   --------

Stefan A. Bird                      President
Douglas L. Anderson                 Senior Vice President
Wayne F. Irmiter                    Vice President and Controller
Ian A. Bourne                       Director
J. Thomas Coyle                     Director
Patrick J. Goodman                  Director
Mitchell L. Pirnie                  Vice President, General Counsel and Director

STEFAN A. BIRD, 37, President of CE Generation, is responsible for independent power plant operations and construction in the United States. Mr. Bird joined MEHC in January 1998 as Project Development Manager and was promoted to Vice President, Project Development in August 1999. Prior to joining MEHC, Mr. Bird held various positions at Koch Industries from 1989 to 1997 including Director of Finance, Latin America for Koch Industries International in Mexico City; Director of Marketing and Risk Manager for Koch Power Services in Houston, Texas; Senior Financial Analyst for Koch International Financial Services in Fribourg, Switzerland; Project Manager, Corporate Development for Koch Industries in Wichita, Kansas; and Project Engineer and Maintenance Planner for Koch Refining Company in St. Paul, Minnesota.

DOUGLAS L. ANDERSON, 46, Senior Vice President and General Counsel of MEHC and a Senior Vice President of CE Generation. Mr. Anderson joined MEHC in February 1993. Prior to that, Mr. Anderson was an attorney in private practice.

WAYNE F. IRMITER, 38, Vice President and Controller of CE Generation. Mr. Irmiter joined MEHC as Vice President and Chief Accounting Officer in November 2002. Mr. Irmiter is a Certified Public Accountant and from 1988 to 1993 he worked in public accounting. Most recently, Mr. Irmiter was with Gateway, Inc. in various management positions including Director-Strategic Initiatives and Director-Finance.

IAN A. BOURNE, 56, Executive Vice President and Chief Financial Officer of TransAlta and a director of CE Generation. Mr. Bourne joined TransAlta in January 1998 as senior vice president and chief financial officer and was appointed to his current position June 1, 1998. Immediately prior to joining TransAlta, Mr. Bourne had been senior vice president and chief financial officer of Canada Post Corporation from 1992. Prior to 1992 Mr. Bourne gained extensive financial experience with General Electric, including positions as European treasurer, based in London; chief financial officer for GE Canada, and chief financial officer for GE Medical Systems Europe, based in Paris.

J. THOMAS COYLE, 56, President of TransAlta Energy Marketing (U.S.) Inc. and a director of CE Generation. Mr. Coyle joined TransAlta in 1998 as Director, Risk Portfolio Management, Energy Marketing. Prior to joining TransAlta, Mr. Coyle held various positions at Petro-Canada from 1986 to 1997 including Portfolio Manager - Natural Gas Marketing, Manager Market Development - Natural Gas Marketing and Risk Manager.

PATRICK J. GOODMAN, 37, Senior Vice President and Chief Financial Officer of MEHC and a director of CE Generation. Mr. Goodman joined MEHC in 1995 and served in various accounting positions including Senior Vice President and Chief Accounting Officer. Prior to joining MEHC, Mr. Goodman was a financial manager for National Indemnity Company and a senior associate at Coopers & Lybrand.

MITCHELL L. PIRNIE, 45, Vice President, General Counsel and Director of CE Generation. Mr. Pirnie joined MEHC in November 1997. Prior to joining MEHC, Mr. Pirnie was engaged in the private practice of law in Omaha, Nebraska.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

The Company does not have a separately designated audit committee. No member of the Board of Directors has the qualifications required to be considered an independent audit committee financial expert for purposes of the SEC rules and regulations. Currently, the Company is not required to have an audit committee or an audit committee financial expert under the Sarbanes-Oxley Act of 2002 or any other applicable regulation.

CODE OF ETHICS

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer and to its controller. The code of ethics is filed as an exhibit to this annual report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

CE Generation's directors and executive officers receive no remuneration for serving in such capacities.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Fifty percent of CE Generation's interests are owned by MEHC and the other 50% are owned by TransAlta. There is no public trading market for CE Generation's membership interests. None of the directors or executive officers beneficially own any of the equity interests. MEHC's common stock is not publicly traded. TransAlta is owned by TransAlta Corporation. TransAlta Corporation's common stock is publicly traded on the New York Stock Exchange.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

CE Generation is 50% owned by MEHC and 50% owned by TransAlta. CE Generation's activities are restricted by the terms of the indenture for the Securities to:
(1) ownership of the Company's subsidiaries and related activities; (2) acting as issuer of securities and other indebtedness as permitted under the indenture and related activities; and (3) other activities which could not reasonably be expected to result in a material adverse effect so long as the rating agencies confirm that these activities will not result in a downgrade of their ratings of the Securities. CE Generation and each of the assigning subsidiaries have been organized and are operated as legal entities separate and apart from MEHC, TransAlta and their other affiliates, and, accordingly, the Company's assets and the assets of the assigning subsidiaries will not be generally available to satisfy the obligations of MEHC, TransAlta or any of their other affiliates. However, the Company's and the assigning subsidiaries' unrestricted cash and other assets which are available for distribution may, subject to applicable law and the terms of CE Generation's and the assigning subsidiaries' financing arrangements, be advanced, loaned, paid as dividends or otherwise distributed or contributed to MEHC, TransAlta or their affiliates. The securities are non-recourse to MEHC and TransAlta.

MEHC entered into an administrative services agreement with CE Generation, which provides CE Generation administrative services from MEHC in exchange for a fixed fee through December 31, 2004. TransAlta has entered into Transaction Agreements with Salton Sea Power and CE Turbo. Pursuant to the Transaction Agreements Salton Sea Power and CE Turbo sell available power to TransAlta based on percentages  of the  Dow  Jones  SP-15  Index.  The  agreement  continues  until termination notice by either party. No such notice of termination has been given. TransAlta Energy Marketing (US) Inc. has entered into a Green Energy Tag Purchase and Sale Agreement with Salton Sea Power and CE Turbo to sell a specified volume of non-power attributes (the non-power attributes made available 1 MWh of generation, a "Green Tag) made available by generation from the Salton Sea V Project and the CE Turbo Project through December 31, 2008 at a price of $10.00 per Green Tag.

CE Generation also has an agreement with MEHC and TransAlta to provide TransAlta with a right of first refusal for the Company to participate in the development of any future geothermal power projects or combined geothermal power and mineral recovery projects proposed by MEHC in the area of the geothermal reservoir that currently supplies geothermal resources to the Imperial Valley projects in return for the payment of a royalty to MEHC. If TransAlta elects not to participate, the agreement gives MEHC the right to develop the new project upon a showing that there are sufficient geothermal resources for both the new project and the Company's existing projects.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

As discussed in "Item 13. Certain Relationships and Related Transactions" MEHC entered into an administrative services agreement with CE Generation. The agreement includes principal accountant fees and services. CE Generation does not have preapproval policies and procedures and does not specifically identify principal accountant fees and services as they are part of the administrative fees paid to MEHC. The fees and services of CE Generation's principal accountant are preapproved by the audit committee of MEHC.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

          (a)  Financial Statements and Schedules

               (i)  Financial Statements

                    Financial  Statements  are  included in Part II of this Form
                    10-K

               (ii) Financial Statement Schedules

                    See Schedule II on page 48. Schedules not listed above have been omitted because they are either not applicable, not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

          (b)  Reports on Form 8-K

               None.

          (c)  Exhibits

               The exhibits listed on the accompanying Exhibit Index are filed as part of this Annual Report.

          (d) Financial statements required by Regulations S-X, which are excluded from the Annual Report by Rule 14a-3(b).

               Not Applicable

SCHEDULE II


                               CE GENERATION, LLC
                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2003
                             (Amounts in thousands)


COLUMN A                                  COLUMN B    COLUMN C    COLUMN D    COLUMN E
                                         BALANCE AT   ADDITIONS               BALANCE
                                         BEGINNING     CHARGED                 AT END
DESCRIPTION                               OF YEAR     TO INCOME   DEDUCTIONS   OF YEAR
-----------                              ----------   ---------   ----------  --------
Allowance for doubtful accounts

Year ended 2003 ........................   $ 6,496    $ 2,433     $ (2,661)    $ 6,268

Year ended 2002 ........................   $24,754    $ 2,661     $(20,919)    $ 6,496

Year ended 2001 ........................   $     -    $24,754     $      -     $24,754

Reserves Not Deducted from Assets (1):

Year ended 2003 ........................   $ 6,300    $ 2,104     $ (2,780)    $ 5,624

Year ended 2002 ........................   $ 6,132    $ 3,509     $ (3,341)    $ 6,300

Year ended 2001 ........................   $ 9,102    $ 2,000     $ (4,970)    $ 6,132

          1) Reserves not deducted from assets include estimated liabilities for litigation and environmental compliance at the Imperial Valley Projects.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Omaha, State of Nebraska, on this 27th day of February, 2004.

                               CE Generation, LLC

                               /s/ Stefan A. Bird
                               ------------------
                               By: Stefan A. Bird
                                    President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                                     Date

/s/ Stefan A. Bird                                      February 27, 2004
----------------------------------
Stefan A. Bird
President
(Principal Executive Officer)

/s/ Wayne F. Irmiter                                    February 27, 2004
----------------------------------
Wayne F. Irmiter
Vice President and Controller
(Principal Accounting Officer)

/s/ Ian A. Bourne                                       February 27, 2004
----------------------------------
Ian A. Bourne
Director

/s/ J. Thomas Coyle                                     February 27, 2004
----------------------------------
J. Thomas Coyle
Director

/s/ Patrick J. Goodman                                  February 27, 2004
----------------------------------
Patrick J. Goodman
Director

/s/ Mitchell L. Pirnie                                  February 27, 2004
----------------------
Mitchell L. Pirnie
Vice President, General Counsel and Director

EXHIBIT INDEX

Exhibit No.
-----------

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

4.3  Intentionally left blank.

4.4  Intentionally left blank.

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

4.11 Pledge Agreement (FSRI Holdings, Inc. Stock and California Energy Development Corporation Stock), dated as of March 2, 1999 by CE Generation, LLC in favor of Chase Manhattan Bank and Trust Company, National Association, as Collateral Agent (incorporated by reference to Exhibit 4.11 to the Company's Registration Statement on Form S-4).

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

14.1 CE Generation, LLC - Code of Ethics for Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer.

31.1 Chief Executive Officer's Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Chief Financial Officer's Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Chief Executive Officer's Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Chief Financial Officer's Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.