Form 10-Q
period 2004-03-31
CE GENERATION LLC
filed 2004-05-04
CIK 1097322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

Commission File No. 333-89521

CE GENERATION, LLC
(Exact name of registrant as specified in its charter)

Delaware	47-0818523

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

302 South 36th Street, Suite 400 Omaha, Nebraska	68131

(Address of principal executive offices)	(Zip Code)

(402) 341-4500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: N/A
Securities registered pursuant to Section 12(g) of the Act: N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

The members’ equity accounts are held 50% by MidAmerican Energy Holdings Company and 50% by TransAlta USA Inc. as of April 30, 2004.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Members
CE Generation, LLC

We have reviewed the accompanying consolidated balance sheet of CE Generation, LLC and subsidiaries (collectively, the “Company”) as of March 31, 2004, and the related consolidated statements of operations and other comprehensive income and cash flows for the three-month periods ended March 31, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of CE Generation, LLC and subsidiaries as of December 31, 2003, and the related consolidated statements of operations and other comprehensive income, members’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 20, 2004 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Omaha, Nebraska
April 30, 2004

CE GENERATION, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	As of

	March 31,	December 31,
	2004	2003

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$59,950	$33,853
Restricted cash	7,123	7,297
Trade accounts receivable, net	47,833	49,434
Trade accounts receivable from affiliate	1,564	1,564
Prepaid expenses and other current assets	10,281	6,104
Inventories	25,682	25,265
Note receivable from related party and other due from affiliates	1,662	137,034

Total current assets	154,095	260,551

Restricted cash	6,621	6,419
Properties, plants, contracts and equipment, net	1,149,359	1,167,359
Goodwill	265,897	265,897
Deferred financing charges and other assets	8,172	8,516

Total assets	$1,584,144	$1,708,742

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$7,118	$1,262
Accrued interest	15,702	3,156
Interest rate swap liability	14,842	13,873
Other accrued liabilities	27,675	31,893
Income tax payable	-	1,138
Current portion of long-term debt	66,555	201,915

Total current liabilities	131,892	253,237

Project loans	93,925	100,473
Salton Sea notes and bonds	298,377	298,377
Senior secured bonds	323,800	323,800
Deferred income taxes	259,283	257,045
Other long-term liabilities	8,045	8,039

Total liabilities	1,115,322	1,240,971

Minority interest	48,199	48,886

Commitments and contingencies (Note 5)

Members’ equity	427,422	425,122
Accumulated other comprehensive loss	(6,799)	(6,237)

Total members’ equity	420,623	418,885

Total liabilities and members’ equity	$1,584,144	$1,708,742

The accompanying notes are an integral part of these financial statements.

CE GENERATION, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
(In thousands)

	Three Months
	Ended March 31,

	2004	2003

	(Unaudited)
Revenue:
Operating revenue	$99,126	$122,005
Interest and other income	802	723

Total revenue	99,928	122,728

Costs and expenses:
Fuel	20,364	33,463
Plant operations, general and administrative	32,894	33,523
Depreciation and amortization	20,748	21,157
Interest expense	15,809	18,024

Total costs and expenses	89,815	106,167

Income before provision for income taxes	10,113	16,561
Provision for income taxes	1,454	3,995

Income before minority interest	8,659	12,556
Minority interest	6,359	5,745

Income before cumulative effect of change in accounting principle	2,300	6,821
Cumulative effect of change in accounting principle, net of tax	-	(2,467)

Net income	$2,300	$4,354

Other comprehensive income:
Unrealized gain (loss) on cash flow hedges, net of tax	(562)	782

Comprehensive income	$1,738	$5,136

The accompanying notes are an integral part of these financial statements.

CE GENERATION, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months
	Ended March 31,

	2004	2003

	(Unaudited)
Cash flows from operating activities:
Net income	$2,300	$4,354
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	20,748	21,157
Provision for deferred income taxes	2,550	1,569
Distributions to minority interest in excess of income	(590)	(492)
Cumulative effect of change in accounting principle, net of tax	-	2,467
Asset impairment	-	971
Amortization of deferred financing costs	312	372
Changes in other items:
Accounts receivable, net	1,601	2,781
Due from affiliates	(17)	(1,303)
Accounts payable and other accrued liabilities	13,052	19,458
Other assets	(4,562)	4,856

Net cash flows from operating activities	35,394	56,190

Cash flows from investing activities:
Capital expenditures	(3,744)	(10,263)
Proceeds from related party note receivable	136,383	-
Increase in restricted cash	(202)	(825)

Net cash flows from investing activities	132,437	(11,088)

Cash flows from financing activities:
Repayment of project loans	(5,525)	(10,142)
Repayment of Salton Sea notes and bonds	(136,383)	-
Decrease (increase) in restricted cash	174	(148)

Net cash flows from financing activities	(141,734)	(10,290)

Net increase in cash and cash equivalents	26,097	34,812
Cash and cash equivalents at beginning of period	33,853	43,706

Cash and cash equivalents at end of period	$59,950	$78,518

Supplemental Disclosure:
Interest paid	$3,263	$3,503

Income taxes paid	$159	$216

The accompanying notes are an integral part of these financial statements.

CE GENERATION, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.  General

In the opinion of the management of CE Generation, LLC (“CE Generation” or the “Company”) the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2004, and the results of operations and cash flows for the three-month periods ended March 31, 2004 and 2003. The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

The unaudited consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

Certain amounts in the prior year financial statements and supporting note disclosures have been reclassified in order to conform to the current year presentation. Such reclassifications did not impact previously reported net income or members’ equity.

2.  New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 ("FIN No. 46"). FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest, or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FASB Interpretation No. 46R which served to clarify guidance in FIN No. 46. During the fourth quarter of 2003, the Company adopted the provisions of FIN 46R with respect to special purpose entities. The adoption did not have a significant impact on the Company’s financial position, results of operations or cash flows. During the first quarter of 2004, the Company adopted the provisions of FIN 46R related to non-special purpose entities. The Company has considered the provisions of FIN 46R for all subsidiaries and their related power purchase, power sale or tolling agreements. Factors considered in the analysis include the duration of the agreements, how capacity and energy payments are determined, source of payment terms for fuel, as well as responsibility and payment for operating and maintenance expenses. As a result of these considerations, the Company has determined its power purchase, power sale and tolling agreements do not represent significant variable interests. Accordingly, the Company has concluded that it is appropriate to continue to consolidate its power plant projects.

3.  Intangible Assets

The following table summarizes the acquired intangible assets, which are included in properties, plants, contracts and equipment, net, on the balance sheet, as of March 31, 2004 and December 31, 2003 (in thousands):

	March 31, 2004		December 31, 2003

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized Intangible Assets:
Power Purchase Contracts	$338,716	$223,886	$338,716	$220,420
Patented Technology	46,290	17,796	46,290	17,314

Total	$385,006	$241,682	$385,006	$237,734

Amortization expense on acquired intangible assets was $4.0 million and $4.8 million for the three-month periods ended March 31, 2004 and 2003, respectively. CE Generation expects amortization expense on acquired intangible assets to be $11.8 million for the remaining nine months in 2004 and $15.8 million for each of the four succeeding fiscal years.

4.  Redemption of Senior Bonds

On March 1, 2004, Salton Sea Funding Corporation (“Funding Corporation”) completed the redemption of an aggregate principal amount of approximately $136.4 million of its 7.475% Senior Secured Series F Bonds due November 30, 2018 (“Series F Bonds”), pro rata, at a redemption price of 100% of such aggregate outstanding principal amount, plus accrued interest to the date of redemption. Funding Corporation also made a demand on MidAmerican Energy Holdings Company (“MEHC”), and MEHC performed under that demand, for the full amount remaining on MEHC’s guarantee of the Series F Bonds in order to fund the redemption. Given the payment under MEHC’s guarantee, MEHC no longer has any liability with respect to its guarantee.

5.  Commitments and Contingencies

Edison and the California Power Exchange

On June 11, 2003, the projects indirectly owned by the Company located in the Imperial Valley (the “Imperial Valley Projects”) (excluding the Salton Sea I, Salton Sea V and CE Turbo Projects) entered into a settlement agreement with Southern California Edison (“Edison”). The settlement, which relates to capacity bonus payments and the Salton Sea II Project uncontrollable force event disputes, provides for a $0.8 million settlement payment from Edison. The $0.8 million settlement payment is contingent upon approval by the California Public Utilities Commission (“CPUC”). On April 22, 2004, the CPUC approved the settlement payment. The payment is expected in the second quarter of 2004.

On July 10, 2003, Salton Sea IV Project’s 40 megawatt (“MW”) turbine went out of service due to an uncontrollable force event. Such uncontrollable force event ended, and the Salton Sea IV Project’s turbine returned to service on September 17, 2003. Edison failed to recognize the uncontrollable force event and as such has not paid amounts otherwise due and owing under the Salton Sea IV Power Purchase Agreement totaling $2.4 million. Salton Sea Power Generation, L.P., with Fish Lake Power Company, owner of the Salton Sea IV Project, served notices of error on Edison for such unpaid amounts. In addition, Edison purports to have placed the Salton Sea IV Project on probation effective August 1, 2003, for a period not to exceed 15 months and the owner of the Salton Sea IV Project has served notice to Edison that it disputes such action. As a result, the Company established an allowance for doubtful accounts of approximately $1.8 million and $1.7 million for capacity payments as of March 31, 2004 and December 31, 2003, respectively.

On October 9, 2003, Salton Sea III Project’s 50 MW turbine went out of service due to an uncontrollable force event. Such uncontrollable force event ended and the Salton Sea III Project’s turbine returned to service on December 12, 2003. Edison failed to recognize the uncontrollable force event and as such has not paid amounts otherwise due and owing under the Salton Sea III Power Purchase Agreement totaling $0.7 million. Salton Sea Power Generation, L.P., owner of the Salton Sea III Project, served notice of error on Edison for such unpaid amounts. As a result the Company has established an allowance for doubtful accounts for this balance as of March 31, 2004 and December 31, 2003.

In January 2001, the California Power Exchange declared bankruptcy. As a result, the Salton Sea V and CE Turbo Projects have not received payment for power sold to an affiliate of El Paso Corporation under certain transaction agreements during December 2000 and January 2001 of approximately $3.8 million. The Company has established an allowance for doubtful accounts for this balance as of March 31, 2004 and December 31, 2003.

Environmental

The Company is subject to numerous legislative and regulatory environmental protection requirements involving air and water pollution, waste management, hazardous chemical use, noise abatement, and land use aesthetics.

State and federal environmental laws and regulations currently have, and future modifications may have, the effect of (i) increasing the lead time for the construction of new facilities, (ii) significantly increasing the total cost of new facilities, (iii) requiring modification of the Company’s existing facilities, (iv) increasing the risk of delay on construction projects, (v) increasing the Company’s cost of waste disposal and (vi) reducing the reliability of service provided by the Company and the amount of energy available from the Company’s facilities. Any of such items could have a substantial impact on amounts required to be expended by the Company in the future. Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other social and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating sites, other companies’ clean-up experience and data released by the Environmental Protection Agency or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new circumstances, and are included in the accompanying balance sheets at their undiscounted amounts. As of March 31, 2004 and December 31, 2003, the environmental liabilities recorded on the balance sheet were $4.1 million and $4.6 million, respectively.

Other

Certain of CE Generation's geothermal and cogeneration facilities are qualifying facilities under the Public Utility Regulatory Policies Act of 1978 (“PURPA”) and their contracts for the sale of electricity are subject to regulations under PURPA. In order to promote open competition in the industry, legislation has been proposed in the U.S. Congress that calls for either a repeal of PURPA on a prospective basis or the significant restructuring of the regulations governing the electric industry, including sections of PURPA. Current federal legislative proposals would not abrogate, amend, or modify existing contracts with electric utilities. The ultimate outcome of any proposed legislation is unknown at this time.

6.  Related Party Transactions

Pursuant to the Administrative Services Agreement, MEHC provides certain administrative and management services to CE Generation. The expense for the three-month periods ended March 31, 2004 and 2003 was $0.8 million and is included in plant operations, general and administrative expense. The Administrative Services Agreement between MEHC and CE Generation provides for a fixed fee for $3.1 million annually. The agreement expires in December 2004.

Pursuant to a Transaction Agreement dated January 29, 2003, Salton Sea Power L.L.C. (“Salton Sea Power”) and CE Turbo LLC (“CE Turbo”) began selling power to a subsidiary of TransAlta on February 12, 2003 based on percentages of the Dow Jones SP-15 Index. The Transaction Agreement shall continue until the earlier of (a) 30 days following a written notice of termination after October 1, 2003 or (b) any other termination date mutually agreed to by the parties. No such notice of termination has been given by either party. Sales under this agreement totaled $2.1 million and $2.3 million during the three months ended March 31, 2004 and 2003, respectively. As of March 31, 2004 and December 31, 2003, accounts receivable from TransAlta were $1.3 million and $1.6 million, respectively.

On January 21, 2004, Salton Sea Power and CE Turbo entered into a Green Energy Tag Purchase and Sale agreement to sell the non-power attributes (the non-power attributes made available by one megawatt hour (“MWh”) of generation, a “Green Tag”) associated with up to 931,800 MWh of available generation at the Salton Sea V and CE Turbo Projects through December 31, 2008 to TransAlta Energy Marketing (US) Inc. at a price of $10 per Green Tag. Salton Sea Power and CE Turbo currently expect to commence sales under this agreement in July 2004.

Pursuant to the November 1, 1998 Amended and Restated Power Sales Agreements, Salton Sea Power and CE Turbo are to provide CalEnergy Minerals LLC (“Minerals”) with its full electrical energy requirements at the market rates available to Salton Sea Power and CE Turbo, less wheeling costs. Pursuant to these agreements, sales to Minerals from Salton Sea Power totaled $0.4 million and $0.1 million for the three months ended March 31, 2004 and 2003, respectively, and there were no sales to Minerals from CE Turbo for the three months ended March 31, 2004 or 2003. Accounts receivable balances were $0.3 million and $- as of March 31, 2004 and December 31, 2003, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of certain significant factors which have affected the financial condition and results of operations of CE Generation LLC (“CE Generation” or the “Company”), during the periods included in the accompanying financial statements. This discussion should be read in conjunction with the Company’s historical financial statements and the notes to those statements. The Company’s actual results in the future could differ significantly from the historical results.

Forward-Looking Statements

From time to time, CE Generation may make forward-looking statements within the meaning of the federal securities laws that involve judgments, assumptions and other uncertainties beyond the control of the Company or any of its subsidiaries individually. These forward-looking statements may include, among others, statements concerning revenue and cost trends, cost recovery, cost reduction strategies and anticipated outcomes, pricing strategies, changes in the utility industry, planned capital expenditures, financing needs and availability, statements of CE Generation’s expectations, beliefs, future plans and strategies, anticipated events or trends and similar comments concerning matters that are not historical facts. These types of forward-looking statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results and performance of the Company to differ materially from any expected future results or performance, expressed or implied, by the forward-looking statements. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, CE Generation has identified important factors that could cause actual results to differ materially from those expectations, including weather effects on revenues and other operating uncertainties, uncertainties relating to economic and political conditions and uncertainties regarding the impact of regulations, changes in government policy and competition. The Company does not assume any responsibility to update forward-looking information contained herein.

Executive Summary

The capacity factor for a particular project is determined by dividing the total quantity of electricity sold by the product of the project's capacity and the total hours in the reporting period. At March 31, 2004, the net megawatt (“MW”) capacity for the Company’s facilities commonly known as the Salton Sea I Project, Salton Sea II Project, Salton Sea III Project, Salton Sea IV Project, Salton Sea V Project, Vulcan Project, Elmore Project, Leathers Project, Del Ranch Project and CE Turbo Project (collectively, the “Imperial Valley Projects”) plants were as follows: Salton Sea I Project - 10, Salton Sea II Project - 20, Salton Sea III Project - 50, Salton Sea IV Project - 40, Salton Sea V Project - 49, Vulcan Project - 34, Elmore Project - 38, Leathers Project - 38, Del Ranch Project - 38 and CE Turbo Project - 10. At March 31, 2004, the net MW capacity factors for the Company’s facilities known as the Saranac Project, Power Resources Project and Yuma Project (collectively the “Gas Projects”) were as follows: Saranac Project - 240, Power Resources Project - 212 and Yuma Project - 50. Each plant possesses an operating margin, which allows for production in excess of the amount listed above. Utilization of this operating margin is based upon a variety of factors and can be expected to vary throughout the year under normal operating conditions. The amount of revenues received by these projects is affected by the extent to which they are able to operate and generate electricity. Accordingly, the capacity and capacity factor figures provide information on operating performance that has affected the revenues received by these projects.

The following operating data represents the aggregate capacity and electricity production of the Imperial Valley Projects:

	Three Months
	Ended March 31,

	2004	2003

Overall capacity factor	91.1%	86.3%
Megawatt hour (“MWh”) produced	649,400	608,600
Capacity (net MW) (weighted average)	326.4	326.4

The overall capacity factor and MWh produced increased in the three-month period ended March 31, 2004 as compared to the same period in 2003 due to the timing of maintenance.

The following operating data represents the aggregate capacity and electricity production of the Gas Projects:

	Three Months
	Ended March 31,

	2004	2003

Overall capacity factor	51.1%	90.1%
MWh produced	550,400	959,200
Capacity (net MW) (weighted average)	493.0	493.0

The overall capacity factor and MWh produced decreased in the three-month period ended March 31, 2004 as compared to the same period in 2003 as a result of the expiration of the long-term power purchase agreement between Power Resources, Ltd. (“Power Resources”) and TXU Power Generation Company, L.P. (“TXU”) in September 2003.

Results of Operations for the Three-Month Periods Ended March 31, 2004 and 2003

Operating revenue decreased $22.9 million or 18.8% to $99.1 million for the three-month period ended March 31, 2004 from $122.0 million for the same period in 2003. The decrease reflects $27.3 million in lower revenue in 2004 as a result of the expiration of the long-term power purchase agreement between Power Resources and TXU, partially offset by revenue of $1.4 million received under the tolling agreement between Power Resources and ONEOK Energy, Marketing and Trading Company, L.P. and an increase of $3.1 million due to increased production at the Imperial Valley Projects.

Fuel expenses decreased $13.1 million, or 39.1%, to $20.4 million for the three-month period ended March 31, 2004 from $33.5 million for the same period in 2003. The decrease reflects $10.7 million in lower fuel costs in 2004 resulting from the expiration of the long-term power purchase agreement between Power Resources and TXU and $2.6 million in lower fuel costs from decreased production and fuel requirements at the Saranac Project as the result of the January 2004 gas remarketing arrangement.

Plant operations, general and administrative, decreased $0.6 million to $32.9 million for the three-month period ended March 31, 2004 from $33.5 million for the same period in 2003. The decrease was primarily due to timing of maintenance activities at the Imperial Valley Projects and lower legal costs related to disputes with Southern California Edison (“Edison”).

Depreciation and amortization decreased $0.5 million to $20.7 million for the three-month period ended March 31, 2004 from $21.2 million for the same period in 2003. The decrease was primarily due to the full amortization of the long-term power purchase agreement between Power Resources and TXU in 2003.

Interest expense decreased $2.2 million to $15.8 million for the three-month period ended March 31, 2004 from $18.0 million for the same period in 2003. The decrease is due to lower outstanding debt balances.

The provision for income taxes decreased $2.5 million to $1.5 million for the three-month period ended March 31, 2004 from $4.0 million for the same period in 2003. The effective tax rate was 14.4% and 24.1% in 2004 and 2003, respectively. The changes from period to period in the effective tax rate are due primarily to the generation and utilization of energy tax credits and depletion deductions.

The cumulative effect of a change in accounting principle in 2003 reflects the Company’s adoption of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, as of January 1, 2003. The cumulative effect of initially applying this statement was recognized as a cumulative effect of a change in accounting principle of $2.5 million, net of tax of $1.6 million, as of January 1, 2003.

Liquidity and Capital Resources

Each of CE Generation’s direct or indirect subsidiaries is organized as a legal entity separate and apart from CE Generation and its other subsidiaries, and the owners of CE Generation, TransAlta USA Inc. (“TransAlta”) and MidAmerican Energy Holdings Company (“MEHC”). Pursuant to separate project financing agreements, the assets of each subsidiary (excluding the owners of the Power Resources Project and Yuma Project) are pledged or encumbered to support or otherwise provide the security for their own project or subsidiary debt. It should not be assumed that any asset of any subsidiary of CE Generation will be available to satisfy the obligations of CE Generation or any of its other subsidiaries; provided, however, that unrestricted cash or other assets which are available for distribution may, subject to applicable law and the terms of financing arrangements for such parties, be advanced, loaned, paid as dividends or otherwise distributed or contributed to CE Generation or affiliates thereof. Provisions in each subsidiary’s financing arrangements contain provisions which restrict dividends if certain financial ratios are not maintained. “Subsidiary” means all of CE Generation’s direct or indirect subsidiaries: (1) owning direct or indirect interests in the Imperial Valley Projects (other than Magma Power Company and Salton Sea Power Company); or (2) owning direct interests in the subsidiaries that own interests in the foregoing projects and the Saranac Project.

The Imperial Valley Projects' only source of electricity revenue is payments received pursuant to long-term power sales agreements with Edison, other than Salton Sea V and CE Turbo Project revenues. Because of the Imperial Valley Projects' dependence on Edison, if Edison fails to fulfill its obligations to the projects, it could significantly impair the ability of the Imperial Valley Projects to fund operating and maintenance expenses, payments of interest and principal on the debt securities, projected capital expenditures and debt service reserve fund requirements.

CE Generation generated cash flows from operations of $35.4 million for the three-month period ended March 31, 2004 compared with $56.2 million for the same period in 2003. The decrease was mainly due to reduced net income, working capital uses and timing of insurance premium payments.

Cash flow from investing activities was $132.4 million for the three-month period ended March 31, 2004 compared with cash used of $11.1 million for the same period in 2003. Cash flow used in financing activities was $141.7 million for the three-month period ended March 31, 2004 compared with $10.3 million for the same period in 2003. The changes are primarily due to the redemption of the Series F Bonds and the concurrent payment under the MEHC guarantee as described below.

On March 1, 2004, Salton Sea Funding Corporation (“Funding Corporation”) completed the redemption of an aggregate principal amount of approximately $136.4 million of its 7.475% Senior Secured Series F Bonds due November 30, 2018 (“Series F Bonds”), pro rata, at a redemption price of 100% of such aggregate outstanding principal amount, plus accrued interest to the date of redemption. Funding Corporation also made a demand on MEHC, and MEHC performed under that demand, for the full amount remaining on MEHC’s guarantee of the Series F Bonds in order to fund the redemption. Given the payment under MEHC’s guarantee, MEHC no longer has any liability with respect to its guarantee.

Capital expenditures decreased to $3.7 million for the three-month period ended March 31, 2004 from $10.3 million for the same period in 2003, due to a reduction in the capital expenditures at the Imperial Valley Projects in 2004.

The decrease in the repayment of project loans of $4.6 million to $5.5 million for the three-month period ended March 31, 2004 from the $10.1 million for same period in 2003, reflects a decrease in scheduled debt repayments primarily at the Power Resources Project.

Edison and the California Power Exchange

On June 11, 2003, the Imperial Valley Projects (excluding the Salton Sea I, Salton Sea V and CE Turbo Projects) entered into a settlement agreement with Edison. The settlement, which relates to the capacity bonus payment and the Salton Sea II Project uncontrollable force event disputes, provides for a $0.8 million settlement payment from Edison. The $0.8 million settlement payment is contingent upon approval by the California Public Utilities Commission (“CPUC”). On April 22, 2004 the CPUC approved the settlement payment. The payment is expected in the second quarter of 2004.

On July 10, 2003, Salton Sea IV Project’s 40 MW turbine went out of service due to an uncontrollable force event. Such uncontrollable force event ended, and the Salton Sea IV Project’s turbine returned to service on September 17, 2003. Edison failed to recognize the uncontrollable force event and as such has not paid amounts otherwise due and owing under the Salton Sea IV Power Purchase Agreement totaling $2.4 million. Salton Sea Power Generation, L.P., with Fish Lake Power Company, owner of the Salton Sea IV Project, served notices of error on Edison for such unpaid amounts. In addition, Edison purports to have placed the Salton Sea IV Project on probation effective August 1, 2003, for a period not to exceed 15 months and the owner of the Salton Sea IV Project has served notice to Edison that it disputes such action. As a result, the Company established an allowance for doubtful accounts of approximately $1.8 million and $1.7 million for capacity payments as of March 31, 2004 and December 31, 2003, respectively.

On October 9, 2003, Salton Sea III Project’s 50 MW turbine went out of service due to an uncontrollable force event. Such uncontrollable force event ended and Salton Sea III Project’s turbine returned to service on December 12, 2003. Edison failed to recognize the uncontrollable force event and as such has not paid amounts otherwise due and owing under the Salton Sea III Power Purchase Agreement totaling $0.7 million. Salton Sea Power Generation, L.P., owner of the Salton Sea III Project, served notice of error on Edison for such unpaid amounts. As a result the Company has established an allowance for doubtful accounts for this balance as of March 31, 2004 and December 31, 2003.

In January 2001, the California Power Exchange declared bankruptcy. As a result, the Salton Sea V and CE Turbo Projects have not received payment for power sold to an affiliate of El Paso Corporation under certain transaction agreements during December 2000 and January 2001 of approximately $3.8 million. The Company has established an allowance for doubtful accounts for this balance as of March 31, 2004 and December 31, 2003.

Related Party Transactions

Pursuant to the Administrative Services Agreement, MEHC provides certain administrative and management services to CE Generation. The expense for the three-month periods ended March 31, 2004 and 2003 was $0.8 million and is included in plant operations, general and administrative expense. The Administrative Services Agreement between MEHC and CE Generation provides for a fixed fee of $3.1 million annually. The agreement expires in December 2004.

Pursuant to a Transaction Agreement dated January 29, 2003, Salton Sea Power L.L.C. (“Salton Sea Power”) and CE Turbo LLC (“CE Turbo”) began selling power to a subsidiary of TransAlta USA Inc. (“TransAlta”) on February 12, 2003 based on percentages of the Dow Jones SP-15 Index. The Transaction Agreement shall continue until the earlier of (a) 30 days following a written notice of termination after October 1, 2003 or (b) any other termination date mutually agreed to by the parties. No such notice of termination has been given by either party. Sales under this agreement totaled $2.1 million and $2.3 million during the three-month periods March 31, 2004 and 2003, respectively.

On January 21, 2004, Salton Sea Power and CE Turbo entered into a Green Energy Tag Purchase and Sale Agreement to sell the non-power attributes (the non-power attributes made available by one MWh of generation, a “Green Tag”) associated with up to 931,800 MWh of available generation at the Salton Sea V and Turbo Projects through December 31, 2008 to TransAlta Energy Marketing (US) Inc. at a price of $10 per Green Tag. Salton Sea Power and CE Turbo currently expect to commence sales under this agreement in July 2004.

Pursuant to the November 1, 1998 Amended and Restated Power Sales Agreements, Salton Sea Power and CE Turbo are to provide CalEnergy Minerals LLC (“Minerals”) with its full electrical energy requirements at the market rates available to Salton Sea Power and CE Turbo, less wheeling costs. Pursuant to these agreements, sales to Minerals from Salton Sea Power totaled $0.4 million and $0.1 million for the three months ended March 31, 2004 and 2003, respectively, and there were no sales to Minerals from CE Turbo for the three months ended March 31, 2004 or 2003. Accounts receivable balances were $0.3 million and $- as of March 31, 2004 and December 31, 2003, respectively.

Contractual Obligations and Commercial Commitments

During the quarter ended March 31, 2004, there were no material changes in the contractual obligations and commercial commitments from the information provided in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 other than the redemption of approximately $136.4 million of the Series F Bonds.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 2 to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, impairment of long-lived assets and contingent liabilities. Actual results could differ from these estimates.

For additional discussion of the Company’s critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. There were no material changes to the Company’s critical accounting policies during the quarter ended March 31, 2004.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 ("FIN No. 46"). FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest, or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FASB Interpretation No. 46R which served to clarify guidance in FIN No. 46. The provisions of FIN No. 46, as revised, were effective for public entities that had interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. During the fourth quarter of 2003, the Company adopted the provisions of FIN 46R with respect to special purpose entities. The adoption did not have a significant impact on the Company’s financial position, results of operations or cash flows. During the first quarter of 2004, the Company adopted the provisions of FIN 46R related to non-special purpose entities. The Company has considered the provisions of FIN 46R for all subsidiaries and their related power purchase, power sale or tolling agreements. Factors considered in the analysis include the duration of the agreements, how capacity and energy payments are determined, source of payment terms for fuel, as well as responsibility and payment for operating and maintenance expenses. As a result of these considerations, the Company has determined its power purchase, power sale and tolling agreements do not represent significant variable interests. Accordingly, the Company has concluded that it is appropriate to continue to consolidate its power plant projects.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

For quantitative and qualitative disclosures about market risk affecting CE Generation, see Item 7A “Qualitative and Quantitative Disclosures About Market Risk” of CE Generation’s Annual Report on Form 10-K for the year ended December 31, 2003. During the quarter ended March 31, 2004, there were no material changes to the Company’s market risk other than the redemption of approximately $136.4 million of the Series F Bonds.

Item 4.  Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including its chief executive officer and chief financial officer, regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2004. Based on that evaluation, the Company’s management, including the chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

There have been no material changes in legal proceedings from the information provided in Item 3 “Legal Procedings” of the Company’s Annual Report on Form 10K for the year ended December 31, 2003.

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Not applicable.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

(a)	Exhibits:

The exhibits listed on the accompanying Exhibit Index are filed as part of this Quarterly Report.

(b)	Reports on Form 8-K:

January 30, 2004 March 1, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CE Generation, LLC

(Registrant)

Date: May 4, 2004	/s/ Wayne F. Irmiter

Wayne F. Irmiter
Vice President and Controller

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Chief Executive Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Accounting Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Accounting Officer’s Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

