Form 10-Q
period 2004-06-30
CE GENERATION LLC
filed 2004-08-03
CIK 1097322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

The members’ equity accounts are held 50% by MidAmerican Energy Holdings Company and 50% by TransAlta USA Inc. as of July 31, 2004.

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Members
CE Generation, LLC

We have reviewed the accompanying consolidated balance sheet of CE Generation, LLC and subsidiaries (collectively, the “Company”) as of June 30, 2004, and the related consolidated statements of operations and other comprehensive income for the three-month and six-month periods ended June 30, 2004 and 2003, and of cash flows for the six-month periods ended June 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of CE Generation, LLC and subsidiaries as of December 31, 2003, and the related consolidated statements of operations and other comprehensive income, members’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 20, 2004 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Omaha, Nebraska
July 28, 2004

CE GENERATION, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)
	As of

	June 30,	December 31,
	2004	2003

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,718	$33,853
Restricted cash	7,239	7,297
Trade accounts receivable, net	53,541	49,434
Trade accounts receivable from affiliate	1,723	1,564
Prepaid expenses and other current assets	11,278	6,104
Income tax receivable	5,496	-
Inventories	25,597	25,265
Note receivable from related party and other due from affiliates	966	137,034

Total current assets	126,558	260,551

Restricted cash	3,673	6,419
Properties, plants, contracts and equipment, net	1,134,850	1,167,359
Goodwill	265,897	265,897
Deferred financing charges and other assets	7,813	8,516

Total assets	$1,538,791	$1,708,742

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$4,834	$1,262
Accrued interest	2,980	3,156
Interest rate swap liability	9,469	13,873
Other accrued liabilities	30,531	31,893
Income tax payable	-	1,138
Current portion of long-term debt	78,324	201,915

Total current liabilities	126,138	253,237

Project loans	87,378	100,473
Salton Sea notes and bonds	273,316	298,377
Senior secured bonds	316,400	323,800
Deferred income taxes	265,161	257,045
Other long-term liabilities	8,104	8,039

Total liabilities	1,076,497	1,240,971

Minority interest	48,812	48,886

Commitments and contingencies (Note 5)

Members’ equity	417,934	425,122
Accumulated other comprehensive loss	(4,452)	(6,237)

Total members’ equity	413,482	418,885

Total liabilities and members’ equity	$1,538,791	$1,708,742

The accompanying notes are an integral part of these financial statements.

CE GENERATION, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
(In thousands)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

	(Unaudited)
Revenue:
Operating revenue	$102,995	$123,405	$202,121	$245,410
Interest and other income	1,415	550	2,217	1,273

Total revenue	104,410	123,955	204,338	246,683

Costs and expenses:
Fuel	23,068	30,242	43,432	63,705
Plant operations, general and administrative	42,806	33,546	75,944	67,069
Depreciation and amortization	20,826	21,626	41,574	42,783
Interest expense	15,509	17,886	31,318	35,910

Total costs and expenses	102,209	103,300	192,268	209,467

Income before provision (benefit) for income taxes	2,201	20,655	12,070	37,216
Provision (benefit) for income taxes	(740)	5,140	470	9,135

Income before minority interest	2,941	15,515	11,600	28,081
Minority interest	5,429	4,772	11,788	10,517

Income (loss) before cumulative effect of change in accounting principle	(2,488)	10,743	(188)	17,564
Cumulative effect of change in accounting principle, net of tax	-	-	-	(2,467)

Net income (loss)	$(2,488)	$10,743	$(188)	$15,097

Other comprehensive income (loss):
Unrealized gain (loss) on cash flow hedges, net of tax	2,347	(570)	1,785	212

Comprehensive income (loss)	$(141)	$10,173	$1,597	$15,309

The accompanying notes are an integral part of these financial statements.

CE GENERATION, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months
	Ended June 30,

	2004	2003

	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(188)	$15,097
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	41,574	42,783
Provision for deferred income taxes	7,123	3,236
Distributions to minority interest in excess of income	(1,699)	(2,193)
Cumulative effect of change in accounting principle, net of tax	-	2,467
Asset impairment	1,878	3,383
Amortization of deferred financing costs	624	744
Changes in other items:
Accounts receivable, net	(4,266)	(1,429)
Due from affiliates	687	(1,187)
Accounts payable and other accrued liabilities	961	2,254
Other assets	(10,913)	4,697

Net cash flows from operating activities	35,781	69,852

Cash flows from investing activities:
Capital expenditures, net of warranty settlement	(11,956)	(11,847)
Proceeds from related party note receivable	136,383	703
Decrease in restricted cash	2,746	3,606

Net cash flows from investing activities	127,173	(7,538)

Cash flows from financing activities:
Repayment of project loans	(11,050)	(20,285)
Repayment of Salton Sea notes and bonds	(150,797)	(14,043)
Repayment of Senior Secured bonds	(7,300)	(9,000)
Distributions	(7,000)	(65,000)
Decrease in restricted cash	58	46,677

Net cash flows from financing activities	(176,089)	(61,651)

Net increase (decrease) in cash and cash equivalents	(13,135)	663
Cash and cash equivalents at beginning of period	33,853	43,706

Cash and cash equivalents at end of period	$20,718	$44,369

Supplemental Disclosure:
Interest paid	$31,494	$34,523

Income taxes paid	$485	$567

The accompanying notes are an integral part of these financial statements.

CE GENERATION, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.   General

In the opinion of the management of CE Generation, LLC (“CE Generation” or the “Company”) the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2004, and the results of operations for the three-month and six-month periods ended June 30, 2004 and 2003, and of cash flows for the six-month periods ended June 30, 2004 and 2003. The results of operations for the three-month and six-month periods ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

3.   Intangible Assets

The following table summarizes the acquired intangible assets, which are included in properties, plants, contracts and equipment, net, on the balance sheet, as of June 30, 2004 and December 31, 2003 (in thousands):

	June 30, 2004		December 31, 2003

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized Intangible Assets:
Power Purchase Contracts	$338,716	$227,350	$338,716	$220,420
Patented Technology	46,290	18,279	46,290	17,314

Total	$385,006	$245,629	$385,006	$237,734

Amortization expense on acquired intangible assets was $3.9 million and $7.9 million for the three-month and six-month periods ended June 30, 2004, respectively, and $4.8 million and $9.5 million for the three-month and six-month periods ended June 30, 2003, respectively. CE Generation expects amortization expense on acquired intangible assets to be $7.9 million for the remaining six months in 2004 and $15.8 million for each of the four succeeding fiscal years.

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

5.   Commitments and Contingencies

Edison and the California Power Exchange

On June 11, 2003, the projects indirectly owned by the Company located in the Imperial Valley, California (the “Imperial Valley Projects”) (excluding the Salton Sea I, Salton Sea V and CE Turbo Projects) entered into a settlement agreement with Southern California Edison (“Edison”). The settlement, which related to capacity bonus payments and the Salton Sea II Project uncontrollable force event disputes, provided for a $0.8 million settlement payment from Edison. The $0.8 million settlement payment was contingent upon approval by the California Public Utilities Commission (“CPUC”), which was given on April 22, 2004. The settlement payment was received June 11, 2004.

On July 10, 2003, Salton Sea IV Project’s 40 megawatt (“MW”) turbine went out of service due to an uncontrollable force event. Such uncontrollable force event ended, and the Salton Sea IV Project’s turbine returned to service on September 17, 2003. Edison failed to recognize the uncontrollable force event and as such has not paid amounts otherwise due and owing under the Salton Sea IV Power Purchase Agreement totaling $2.5 million. Salton Sea Power Generation, L.P., with Fish Lake Power Company, owner of the Salton Sea IV Project, served notices of error on Edison for such unpaid amounts. In addition, Edison purports to have placed the Salton Sea IV Project on probation effective August 1, 2003, for a period not to exceed 15 months and the owner of the Salton Sea IV Project notified Edison that it disputes such action. As a result, the Company established an allowance for doubtful accounts of approximately $1.9 million and $1.7 million for capacity payments as of June 30, 2004 and December 31, 2003, respectively.

On October 9, 2003, Salton Sea III Project’s 50 MW turbine went out of service due to an uncontrollable force event. Such uncontrollable force event ended and the Salton Sea III Project’s turbine returned to service on December 12, 2003. Edison failed to recognize the uncontrollable force event and as such has not paid amounts otherwise due and owing under the Salton Sea III Power Purchase Agreement totaling $0.8 million. Salton Sea Power Generation, L.P., owner of the Salton Sea III Project, served notice of error on Edison for such unpaid amounts. As a result the Company has established an allowance for doubtful accounts of approximately $0.8 million and $0.7 million as of June 30, 2004 and December 31, 2003, respectively.

In January 2001, the California Power Exchange declared bankruptcy. As a result, the Salton Sea V and CE Turbo Projects have not received payment for power sold to an affiliate of El Paso Corporation under certain transaction agreements during December 2000 and January 2001 of approximately $3.8 million. The Company has established an allowance for doubtful accounts for this balance as of June 30, 2004 and December 31, 2003.

Environmental

The Company is subject to numerous legislative and regulatory environmental protection requirements involving air and water pollution, waste management, hazardous chemical use, noise abatement, and land use aesthetics. State and federal environmental laws and regulations currently have, and future modifications may have, the effect of (i) increasing the lead time for the construction of new facilities, (ii) significantly increasing the total cost of new facilities, (iii) requiring modification of the Company’s existing facilities, (iv) increasing the risk of delay on construction projects, (v) increasing the Company’s cost of waste disposal and (vi) reducing the reliability of service provided by the Company and the amount of energy available from the Company’s facilities. Any of such items could have a substantial impact on amounts required to be expended by the Company in the future. Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other social and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating sites, other companies’ clean-up experience and data released by the Environmental Protection Agency or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new circumstances, and are included in the accompanying balance sheets at their undiscounted amounts. As of June 30, 2004 and December 31, 2003, the environmental liabilities recorded on the balance sheet were $4.0 million and $4.6 million, respectively.

On December 4, 2003, the EPA announced that development of its Interstate Air Quality Rule, now known as the Clean Air Interstate Rule. The rule was developed in an effort to reduce ozone and fine particulate matter in the Eastern United States by requiring reductions of sulfur dioxide (“SO2”) and nitrogen Oxides (“NOx”) emissions from the power sector in 29 states and the District of Columbia. The Clean Air Interstate Rule could, in whole or in part, be superceded or made more stringent by one of a number of multi-pollutant emission reduction proposals currently under consideration at the federal level. A number of states are considering the implementation of emission reductions, including the state of New York, which has state regulatory oversight of the Company’s Saranac facility.

Other

Certain of CE Generation's geothermal and cogeneration facilities are qualifying facilities under the Public Utility Regulatory Policies Act of 1978 (“PURPA”) and their contracts for the sale of electricity are subject to regulation under PURPA. In order to promote open competition in the industry, legislation has been proposed in the U.S. Congress that calls for either a repeal of PURPA on a prospective basis or the significant restructuring of the regulations governing the electric industry, including sections of PURPA. Current federal legislative proposals would not abrogate, amend, or modify existing contracts with electric utilities. The ultimate outcome of any proposed legislation is unknown at this time.

6.   Related Party Transactions

Pursuant to the Administrative Services Agreement, MEHC provides certain administrative and management services to CE Generation. The expense for each of the three-month and six-month periods ended June 30, 2004 and 2003 was $0.8 million and $1.6 million, respectively, and is included in plant operations, general and administrative expense. The Administrative Services Agreement between MEHC and CE Generation provides for a fixed fee of $3.1 million annually. The fixed fee expires in December 2004. After December 31, 2004, MEHC shall be reimbursed for all actual costs and expenses incurred by MEHC associated with the services of the agreement.

Pursuant to a Transaction Agreement dated January 29, 2003, Salton Sea Power L.L.C. (“Salton Sea Power”) and CE Turbo LLC (“CE Turbo”) began selling power to a subsidiary of TransAlta USA Inc. (“TransAlta”) on February 12, 2003 based on percentages of the Dow Jones SP-15 Index. The Transaction Agreement shall continue until the earlier of (a) 30 days following a written notice of termination after October 1, 2003 or (b) any other termination date mutually agreed to by the parties. No such notice of termination has been given by either party. Sales under this agreement totaled $2.0 million and $4.1 million during the three-month and six-month periods June 30, 2004, respectively, and $2.9 million and $5.1 million during the three-month and six-month periods ended June 30, 2003, respectively. As of June 30, 2004 and December 31, 2003, accounts receivable from TransAlta were $1.6 million.

On January 21, 2004, Salton Sea Power and CE Turbo entered into a Green Energy Tag Purchase and Sale Agreement to sell the non-power attributes (the non-power attributes made available by one megawatt hour of generation, a “Green Tag”) associated with up to 931,800 megawatt hours of available generation at the Salton Sea V and CE Turbo Projects through December 31, 2008 to TransAlta Energy Marketing (US) Inc. at a price of $10 per Green Tag. Salton Sea Power and CE Turbo commenced sales under this agreement in July 2004.

Pursuant to the November 1, 1998 Amended and Restated Power Sales Agreements, Salton Sea Power and CE Turbo are to provide CalEnergy Minerals LLC (“Minerals”) with its full electrical energy requirements at the market rates available to Salton Sea Power and CE Turbo, less wheeling costs. Pursuant to these agreements, sales to Minerals from Salton Sea Power totaled $0.4 million and $0.8 million for the three-month and six-month periods ended June 30, 2004, respectively, and $0.2 million and $0.3 million for the three-month and six-month periods ended June 30, 2003, respectively. There were no sales to Minerals from CE Turbo for the three-month periods or six-month periods ended June 30, 2004 or 2003. Accounts receivable balances were $0.1 million and $- as of June 30, 2004 and December 31, 2003, respectively.

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

Executive Summary

The following significant events and changes, as discussed in more detail herein, highlight the factors that affect the comparability of our financial results for the three-month and six-month periods ended June 30, 2004 and 2003:

  The expiration of the long-term power purchase agreement between Power Resources, Ltd. (“Power Resources”) and TXU Power Generation Company, L.P. (“TXU”) in September 2003. A portion of this lost revenue was replaced with the October 2003 tolling agreement between Power Resources and ONEOK Energy, Marketing and Trading Company, L.P. (“ONEOK”); and
  The redemption by Salton Sea Funding Corporation (“Funding Corporation”) of approximately $136.4 million of its 7.475% Senior Secured Series F Bonds on March 1, 2004; and
  The settlement agreement in regards to the Salton Sea V Project reached in April 2003 with Stone & Webster Inc. (“Stone & Webster”), which resulted in the receipt of $12.1 million from Stone & Webster;
The capacity factor for a particular project is determined by dividing the total quantity of electricity sold by the product of the project's capacity and the total hours in the reporting period. At June 30, 2004, the net megawatt (“MW”) capacity for the Company’s facilities commonly known as the Salton Sea I Project, Salton Sea II Project, Salton Sea III Project, Salton Sea IV Project, Salton Sea V Project, Vulcan Project, Elmore Project, Leathers Project, Del Ranch Project and CE Turbo Project (collectively, the “Imperial Valley Projects”) plants were as follows: Salton Sea I Project - 10, Salton Sea II Project - 20, Salton Sea III Project - 50, Salton Sea IV Project - 40, Salton Sea V Project - 49, Vulcan Project - 34, Elmore Project - 38, Leathers Project - 38, Del Ranch Project - 38 and CE Turbo Project - 10. At June 30, 2004, the net MW capacity factors for the Company’s facilities known as the Saranac Project, Power Resources Project and Yuma Project (collectively the “Gas Projects”) were as follows: Saranac Project - 240, Power Resources Project - 212 and Yuma Project - 50. Each plant possesses an operating margin, which allows for production in excess of the amount listed above. Utilization of this operating margin is based upon a variety of factors and can be expected to vary throughout the year under normal operating conditions. The amount of revenues received by these projects is affected by the extent to which they are able to operate and generate electricity. Accordingly, the capacity and capacity factor figures provide information on operating performance that has affected the revenues received by these projects.

The following operating data represents the aggregate capacity and electricity production of the Imperial Valley Projects:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

Overall capacity factor	76.9%	78.6%	84.0%	82.4%
Megawatt hour (“MWh”) produced	548,000	560,000	1,197,400	1,168,600
Capacity (net MW) (weighted average)	326.4	326.4	326.4	326.4

The changes in overall capacity factor and MWh produced are due to the timing of maintenance.

The following operating data represents the aggregate capacity and electricity production of the Gas Projects:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

Overall capacity factor	66.9%	82.9%	58.5%	86.7%
MWh produced	733,200	886,700	1,283,600	1,845,900
Capacity (net MW) (weighted average)	502.0	490.0	502.0	490.0

The overall capacity factor and MWh produced decreased in the three-month and six-month periods ended June 30, 2004 as compared to the same period in 2003 primarily as a result of the expiration of the long-term power purchase agreement between Power Resources and TXU in September 2003. Other changes in capacity factor and MWh produced are related to the timing of maintenance, utility curtailments and reduced production at the Saranac Project due to the gas remarketing arrangement in January 2004.

Results of Operations for the Three-Month Periods Ended June 30, 2004 and 2003

Operating revenue decreased $20.4 million or 16.5% to $103.0 million for the three-month period ended June 30, 2004 from $123.4 million for the same period in 2003. Revenue from the Power Resources Project was lower by $23.2 million in 2004 as a result of the expiration of the long-term power purchase agreement between Power Resources and TXU, partially offset by revenue earned under the October 2003 tolling agreement between Power Resources and ONEOK. The remaining $2.8 million increase was mainly due to increased pricing at the Saranac, Yuma and Imperial Valley Projects, partially offset by lower production at the Imperial Valley Projects due to the timing of maintenance.

Fuel expenses decreased $7.1 million, or 23.5%, to $23.1 million for the three-month period ended June 30, 2004 from $30.2 million for the same period in 2003. Fuel costs at the Power Resources Project were $8.8 million lower in 2004 from the expiration of the long-term power purchase agreement between Power Resources and TXU. Higher unit costs for fuel at the Saranac and Yuma Projects resulted in fuel expense increases of $1.7 million, which partially offset the volume related decrease at the Power Resources Project.

Plant operations, general and administrative, increased $9.3 million or 27.8%, to $42.8 million for the three-month period ended June 30, 2004 from $33.5 million for the same period in 2003. The increase was primarily due to the receipt of the settlement of a warranty claim with Stone & Webster in the second quarter of 2003, which included a $7.6 million reimbursement of incremental operating expenses related to legal and other expenses. The increase was also related to timing of maintenance at the Imperial Valley Projects, partially offset by a decrease in maintenance at the Gas Projects.

Depreciation and amortization decreased $0.8 million to $20.8 million for the three-month period ended June 30, 2004 from $21.6 million for the same period in 2003. The decrease was due to the full amortization of the long-term power purchase agreement between Power Resources and TXU in 2003.

Interest expense decreased $2.4 million to $15.5 million for the three-month period ended June 30, 2004 from $17.9 million for the same period in 2003. The decrease is due to lower outstanding debt balances.

The provision for income taxes decreased $5.8 million to a $0.7 million benefit for the three-month period ended June 30, 2004 from a $5.1 million expense for the same period in 2003. Tax expense decreased due to the decrease in pre-tax income.

Results of Operations for the Six-Month Periods Ended June 30, 2004 and 2003

Operating revenue decreased $43.3 million, or 17.6%, to $202.1 million for the six-month period ended June 30, 2004 from $245.4 million for the same period in 2003. Revenue from the Power Resources Project was lower by $49.0 million in 2004 as a result of the expiration of the long-term power purchase agreement between Power Resources and TXU, partially offset by revenue earned under the October 2003 tolling agreement between Power Resources and ONEOK. The remaining $5.7 million increase was mainly due to increased pricing at the Imperial Valley, Yuma and Saranac Projects and increased production at the Yuma and Imperial Valley Projects, partially offset by decreased production at the Saranac Project.

Fuel expenses decreased $20.3 million, or 31.9%, to $43.4 million for the six-month period ended June 30, 2004 from $63.7 million for the same period in 2003. Fuel costs at the Power Resources Project were $19.5 million lower in 2004 from the expiration of the long-term power purchase agreement between Power Resources and TXU. Fuel costs decreased at the Saranac Project due to reduced production and fuel requirements in connection with the January 2004 gas remarketing arrangement, this decrease was partially offset by higher unit costs for fuel at both the Saranac and Yuma Projects.

Plant operations, general and administrative, increased $8.8 million to $75.9 million for the six-month period ended June 30, 2004 from $67.1 million for the same period in 2003. The increase was primarily due to the receipt of the settlement of a warranty claim with Stone & Webster in 2003 of $7.6 million and timing of maintenance activities at the Imperial Valley Projects.

Depreciation and amortization decreased $1.2 million to $41.6 million for the six-month period ended June 30, 2004 from $42.8 million for the same period in 2003. The decrease was due to the full amortization of the long-term power purchase agreement between Power Resources and TXU in 2003.

Interest expense decreased $4.6 million to $31.3 million for the six-month period ended June 30, 2004 from $35.9 million for the same period in 2003. The decrease is due to lower outstanding debt balances.

The provision for income taxes decreased $8.6 million to $0.5 million for the six-month period ended June 30, 2004 from $9.1 million for the same period in 2003. Tax expense decreased due to the decrease in pre-tax income.

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

CE Generation generated cash flows from operations of $35.8 million for the six-month period ended June 30, 2004 compared with $69.9 million for the same period in 2003. The decrease was mainly due to lower net income and working capital uses.

Cash flow from investing activities was $127.2 million for the six-month period ended June 30, 2004 compared with cash used of $7.5 million for the same period in 2003. The change is primarily due to the redemption of a portion of the Series F Bonds and the concurrent payment under the MEHC guarantee, as described below.

Capital expenditures increased slightly to $12.0 million for the six-month period ended June 30, 2004 from $11.8 million for the same period in 2003. During the second quarter of 2003, $4.5 million of the Stone & Webster settlement payment was recorded as a reduction to capital equipment. Excluding the Stone & Webster settlement payment, capital expenditures decreased in 2004 due to higher well drilling and replacement costs at the Imperial Valley Projects in 2003.

Cash flow used in financing activities increased to $176.1 million for the six-month period ended June 30, 2004 compared with $61.7 million for the same period in 2003. The increase is primarily due to the redemption of a portion of the Series F Bonds and the concurrent payment under the MEHC guarantee, reductions in other scheduled debt repayments, the release of debt service reserve accounts in 2003 and timing of distributions, all described below.

On March 1, 2004, Funding Corporation completed the redemption of an aggregate principal amount of approximately $136.4 million of its 7.475% Senior Secured Series F Bonds due November 30, 2018 (“Series F Bonds”), pro rata, at a redemption price of 100% of such aggregate outstanding principal amount, plus accrued interest to the date of redemption. Funding Corporation also made a demand on MEHC, and MEHC performed under that demand, for the full amount remaining on MEHC’s guarantee of the Series F Bonds in order to fund the redemption. Given the payment under MEHC’s guarantee, MEHC no longer has any liability with respect to its guarantee.

The decrease in the repayment of project loans of $9.2 million to $11.1 million for the six-month period ended June 30, 2004 from the $20.3 million for same period in 2003, reflects a decrease in scheduled debt repayments primarily at the Power Resources Project.

During the second quarter of 2004, CE Generation distributed a total of $7.0 million to MEHC and TransAlta as compared to $65.0 million for the same period in 2003. In May 2003, new debt service reserve letters of credit were issued on behalf of the Funding Corporation which permitted $46.7 million in cash, which was previously restricted, to be included in the 2003 distributions to MEHC and TransAlta.

Edison and the California Power Exchange

On June 11, 2003, the Imperial Valley Projects (excluding the Salton Sea I, Salton Sea V and CE Turbo Projects) entered into a settlement agreement with Edison. The settlement, which related to the capacity bonus payment and the Salton Sea II Project uncontrollable force event disputes, provided for a $0.8 million settlement payment from Edison. The $0.8 million settlement payment was contingent upon approval by the California Public Utilities Commission (“CPUC”). On April 22, 2004 the CPUC approved the settlement payment. The settlement payment was received June 11, 2004.

On July 10, 2003, Salton Sea IV Project’s 40 MW turbine went out of service due to an uncontrollable force event. Such uncontrollable force event ended, and the Salton Sea IV Project’s turbine returned to service on September 17, 2003. Edison failed to recognize the uncontrollable force event and as such has not paid amounts otherwise due and owing under the Salton Sea IV Power Purchase Agreement totaling $2.5 million. Salton Sea Power Generation, L.P., with Fish Lake Power Company, owner of the Salton Sea IV Project, served notices of error on Edison for such unpaid amounts. In addition, Edison purports to have placed the Salton Sea IV Project on probation effective August 1, 2003, for a period not to exceed 15 months and the owner of the Salton Sea IV Project notified Edison that it disputes such action. As a result, the Company established an allowance for doubtful accounts of approximately $1.9 million and $1.7 million for capacity payments as of June 30, 2004 and December 31, 2003, respectively.

On October 9, 2003, Salton Sea III Project’s 50 MW turbine went out of service due to an uncontrollable force event. Such uncontrollable force event ended and Salton Sea III Project’s turbine returned to service on December 12, 2003. Edison failed to recognize the uncontrollable force event and as such has not paid amounts otherwise due and owing under the Salton Sea III Power Purchase Agreement totaling $0.8 million. Salton Sea Power Generation, L.P., owner of the Salton Sea III Project, served notice of error on Edison for such unpaid amounts. As a result the Company has established an allowance for doubtful accounts of approximately $0.8 million and $0.7 million as of June 30, 2004 and December 31, 2003, respectively.

In January 2001, the California Power Exchange declared bankruptcy. As a result, the Salton Sea V and CE Turbo Projects have not received payment for power sold to an affiliate of El Paso Corporation under certain transaction agreements during December 2000 and January 2001 of approximately $3.8 million. The Company has established an allowance for doubtful accounts for this balance as of June 30, 2004 and December 31, 2003.

Stone & Webster

The Salton Sea V Project was constructed by Stone & Webster, pursuant to a date certain, fixed-price, turnkey engineering, procure, construct and manage contract (the “Salton Sea V Project Contract”). On March 7, 2002, Salton Sea Power L.L.C. (“Salton Sea Power”), the owner of the Salton Sea V Project, filed a Demand for Arbitration against Stone & Webster for breach of contract and breach of warranty arising from deficiencies in Stone & Webster’s design, engineering, construction and procurement of equipment for the Salton Sea V Project pursuant to the Salton Sea V Project EPC Contract. The demand for arbitration did not include a stated claim amount. On April 25, 2003, Salton Sea Power entered into a settlement agreement with Stone & Webster. The Settlement Agreement resulted in a total payment of $12.1 million from Stone & Webster in the second quarter 2003 and the arbitration was dismissed. The settlement was recorded as a $4.5 million reduction of incremental capital expenditures and a $7.6 million reduction of incremental operating expenses related to legal, other expenses and equipment write-offs.

Related Party Transactions

Pursuant to the Administrative Services Agreement, MEHC provides certain administrative and management services to CE Generation. The expense for each of the three-month and six-month periods ended June 30, 2004 and 2003 was $0.8 million and $1.6 million, respectively, and is included in plant operations, general and administrative expense. The Administrative Services Agreement between MEHC and CE Generation provides for a fixed fee of $3.1 million annually. The agreement expires in December 2004.

Pursuant to a Transaction Agreement dated January 29, 2003, Salton Sea Power L.L.C. (“Salton Sea Power”) and CE Turbo LLC (“CE Turbo”) began selling power to a subsidiary of TransAlta on February 12, 2003 based on percentages of the Dow Jones SP-15 Index. The Transaction Agreement shall continue until the earlier of (a) 30 days following a written notice of termination after October 1, 2003 or (b) any other termination date mutually agreed to by the parties. No such notice of termination has been given by either party. Sales under this agreement totaled $2.0 million and $4.1 million during the three-month and six-month periods June 30, 2004, respectively, and $2.9 million and $5.1 million during the three-month and six-month periods ended June 30, 2003, respectively. As of June 30, 2004 and December 31, 2003, accounts receivable from TransAlta were $1.6 million.

On January 21, 2004, Salton Sea Power and CE Turbo entered into a Green Energy Tag Purchase and Sale Agreement to sell the non-power attributes (the non-power attributes made available by one megawatt hour of generation, a “Green Tag”) associated with up to 931,800 megawatt hour of available generation at the Salton Sea V and CE Turbo Projects through December 31, 2008 to TransAlta Energy Marketing (US) Inc. at a price of $10 per Green Tag. Salton Sea Power and CE Turbo commenced sales under this agreement in July 2004.

Pursuant to the November 1, 1998 Amended and Restated Power Sales Agreements, Salton Sea Power and CE Turbo are to provide CalEnergy Minerals LLC (“Minerals”) with its full electrical energy requirements at the market rates available to Salton Sea Power and CE Turbo, less wheeling costs. Pursuant to these agreements, sales to Minerals from Salton Sea Power totaled $0.4 million and $0.8 million for the three-month and six-month periods ended June 30, 2004, respectively, and $0.2 million and $0.3 million for the three-month and six-month periods ended June 30, 2003, respectively. There were no sales to Minerals from CE Turbo for the three-month periods or six-month periods ended June 30, 2004 or 2003. Accounts receivable balances were $0.1 million and $ - as of June 30, 2004 and December 31, 2003, respectively.

Contractual Obligations and Commercial Commitments

During the six months ended June 30, 2004, there were no material changes in the contractual obligations and commercial commitments from the information provided in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 other than the redemption of approximately $136.4 million of the Series F Bonds.

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

For additional discussion of the Company’s critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. There were no material changes to the Company’s critical accounting policies during the six-months ended June 30, 2004.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting CE Generation, see Item 7A “Qualitative and Quantitative Disclosures About Market Risk” of CE Generation’s Annual Report on Form 10-K for the year ended December 31, 2003. During the six months ended June 30, 2004, there were no material changes to the Company’s market risk other than the redemption of approximately $136.4 million of the Series F Bonds.

Item 4.   Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including its chief executive officer and chief financial officer, regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2004. Based on that evaluation, the Company’s management, including the chief executive officer and chief accounting officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings.

For a description of certain legal proceedings affecting the Company, please review Note 5 to the Interim Financial Statements, “Commitments and Contingencies”.

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

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CE Generation, LLC

(Registrant)

Date: August 3, 2004	/s/ Wayne F. Irmiter

Wayne F. Irmiter
Vice President and Controller

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Chief Executive Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Accounting Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Accounting Officer’s Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

