Form 10-Q
period 2004-09-30
CE GENERATION LLC
filed 2004-11-05
CIK 1097322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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
Yes ☐ No ☒

The members’ equity accounts are held 50% by MidAmerican Energy Holdings Company and 50% by TransAlta USA Inc. as of October 31, 2004.

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members
CE Generation, LLC

We have reviewed the accompanying consolidated balance sheet of CE Generation, LLC and subsidiaries (collectively, the "Company") as of September 30, 2004, and the related consolidated statements of operations and other comprehensive income for the three-month and nine-month periods ended September 30, 2004 and 2003, and of cash flows for the nine-month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

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

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Omaha, Nebraska
November 1, 2004

CE GENERATION, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	As of
	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$73,318	$33,853
Restricted cash	7,096	7,297
Trade accounts receivable, net	65,924	49,434
Trade accounts receivable from affiliate	53	1,564
Prepaid expenses and other current assets	10,936	6,104
Inventories	25,734	25,265
Note receivable from related party and other due from affiliates	740	137,034
Total current assets	183,801	260,551
Restricted cash	3,140	6,419
Properties, plants, contracts and equipment, net	1,119,623	1,167,359
Goodwill	265,897	265,897
Deferred financing charges and other assets	7,470	8,516
Total assets	$1,579,931	$1,708,742

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$3,519	$1,262
Accrued interest	15,157	3,156
Interest rate swap liability	8,565	13,873
Other accrued liabilities	35,266	31,893
Income tax payable	1,044	1,138
Current portion of long-term debt	79,347	201,915
Total current liabilities	142,898	253,237
Project loans	80,830	100,473
Salton Sea notes and bonds	273,316	298,377
Senior secured bonds	316,400	323,800
Deferred income taxes	269,277	257,045
Other long-term liabilities	8,161	8,039
Total liabilities	1,090,882	1,240,971

Minority interest	48,019	48,886

Commitments and contingencies (Note 5)

Members’ equity	444,982	425,122
Accumulated other comprehensive loss	(3,952)	(6,237)
Total members’ equity	441,030	418,885
Total liabilities and members’ equity	$1,579,931	$1,708,742

The accompanying notes are an integral part of these financial statements.

CE GENERATION, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
(In thousands)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
		(Unaudited)

Revenue:
Operating revenue	$134,685	$142,803	$336,806	$388,213
Interest and other income	1,779	696	3,996	1,969
Total revenue	136,464	143,499	340,802	390,182
Costs and expenses:
Fuel	25,841	32,085	69,273	95,790
Plant operations, general and administrative	29,600	34,500	105,544	101,569
Depreciation and amortization	21,533	21,796	63,107	64,579
Interest expense	15,184	17,187	46,502	53,097
Total costs and expenses	92,158	105,568	284,426	315,035
Income before provision for income taxes	44,306	37,931	56,376	75,147
Provision for income taxes	10,470	9,004	10,940	18,139
Income before minority interest	33,836	28,927	45,436	57,008
Minority interest	6,788	6,205	18,576	16,722
Income before cumulative effect of change in accounting principle	27,048	22,722	26,860	40,286
Cumulative effect of change in accounting principle, net of tax	-	-	-	(2,467)
Net income	$27,048	$22,722	$26,860	$37,819

Other comprehensive income:
Unrealized gain on cash flow hedges, net of tax	500	2,060	2,285	2,272
Comprehensive income	$27,548	$24,782	$29,145	$40,091

The accompanying notes are an integral part of these financial statements.

CE GENERATION, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months
	Ended September 30,
	2004	2003
	(Unaudited)
Cash flows from operating activities:
Net income	$26,860	$37,819
Adjustments to reconcile net income to net cash flows fromoperating activities:
Depreciation and amortization	63,107	64,579
Provision for deferred income taxes	10,960	6,810
Distributions to minority interest in excess of income	(2,617)	(2,900)
Cumulative effect of change in accounting principle, net of tax	-	2,467
Asset impairment	2,082	3,383
Amortization of deferred financing costs	936	1,116
Changes in other items:
Trade accounts receivable, net	(14,979)	(7,719)
Due from affiliates	913	(449)
Accounts payable and other accrued liabilities	17,659	22,286
Other assets	(5,193)	7,095
Net cash flows from operating activities	99,728	134,487

Cash flows from investing activities:
Capital expenditures, net of warranty settlement	(18,454)	(17,652)
Proceeds from related party note receivable	136,383	-
Decrease in restricted cash	3,279	3,845
Net cash flows from investing activities	121,208	(13,807)

Cash flows from financing activities:
Repayment of project loans	(16,575)	(35,862)
Repayment of Salton Sea notes and bonds	(150,797)	(14,046)
Repayment of Senior secured bonds	(7,300)	(9,000)
Distributions	(7,000)	(65,000)
Decrease in restricted cash	201	52,141
Net cash flows from financing activities	(181,471)	(71,767)

Net increase in cash and cash equivalents	39,465	48,913
Cash and cash equivalents at beginning of period	33,853	43,706
Cash and cash equivalents at end of period	$73,318	$92,619

Supplemental Disclosure:
Interest paid	$36,711	$40,238
Income taxes paid	$485	$920

The accompanying notes are an integral part of these financial statements.

CE GENERATION, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.   General

In the opinion of the management of CE Generation, LLC ("CE Generation" or the "Company") the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2004, and the results of operations for the three-month and nine-month periods ended September 30, 2004 and 2003, and of cash flows for the nine-month periods ended September 30, 2004 and 2003. The results of operations for the three-month and nine-month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

3.   Intangible Assets

The following table summarizes the acquired intangible assets, which are included in properties, plants, contracts and equipment, net, on the balance sheet, as of September 30, 2004 and December 31, 2003 (in thousands):

	September 30, 2004		December 31, 2003
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Power Purchase Contracts	$338,716	$230,815	$338,716	$220,420
Patented Technology	46,290	18,761	46,290	17,314
Total	$385,006	$249,576	$385,006	$237,734

Amortization expense on acquired intangible assets was $3.9 million and $11.8 million for the three-month and nine-month periods ended September 30, 2004, respectively, and $4.6 million and $14.1 million for the three-month and nine-month periods ended September 30, 2003, respectively. CE Generation expects amortization expense on acquired intangible assets to be $3.9 million for the remaining three months in 2004 and $15.8 million for each of the four succeeding fiscal years.

4.   Redemption of Senior Bonds

On March 1, 2004, Salton Sea Funding Corporation ("Funding Corporation") completed the redemption of an aggregate principal amount of approximately $136.4 million of its 7.475% Senior Secured Series F Bonds due November 30, 2018 ("Series F Bonds"), pro rata, at a redemption price of 100% of such aggregate outstanding principal amount, plus accrued interest to the date of redemption. Funding Corporation also made a demand on MidAmerican Energy Holdings Company ("MEHC"), and MEHC performed under that demand, for the full amount remaining on MEHC’s guarantee of the Series F Bonds in order to fund the redemption. Given the payment under MEHC’s guarantee, MEHC no longer has any liability with respect to its guarantee.

5.   Commitments and Contingencies

Southern California Edison ("Edison") and the California Power Exchange

On July 10, 2003, Salton Sea IV Project’s 40 megawatt ("MW") turbine went out of service due to an uncontrollable force event. Such uncontrollable force event ended, and the Salton Sea IV Project’s turbine returned to service on September 17, 2003. Edison failed to recognize the uncontrollable force event and as such has not paid amounts otherwise due and owing under the Salton Sea IV Power Purchase Agreement totaling $2.5 million. Salton Sea Power Generation, L.P., with Fish Lake Power Company, owner of the Salton Sea IV Project, served notices of error on Edison for such unpaid amounts. In addition, Edison purports to have placed the Salton Sea IV Project on probation effective August 1, 2003, for a period not to exceed 15 months and the owner of the Salton Sea IV Project notified Edison that it disputes such action. Although the purported probationary period referenced by Edison has elapsed, Edison has not yet notified the owner of any action by Edison with respect to the disputed probation. As a result, the Company established an allowance for doubtful accounts of approximately $1.9 million and $1.7 million for capacity payments as of September 30, 2004 and December 31, 2003, respectively.

On October 9, 2003, Salton Sea III Project’s 50 MW turbine went out of service due to an uncontrollable force event. Such uncontrollable force event ended and the Salton Sea III Project’s turbine returned to service on December 12, 2003. Edison failed to recognize the uncontrollable force event and as such has not paid amounts otherwise due and owing under the Salton Sea III Power Purchase Agreement totaling $0.8 million. Salton Sea Power Generation, L.P., owner of the Salton Sea III Project, served notice of error on Edison for such unpaid amounts. As a result the Company has established an allowance for doubtful accounts of approximately $0.8 million and $0.7 million as of September 30, 2004 and December 31, 2003, respectively.

In January 2001, the California Power Exchange declared bankruptcy. As a result, the Salton Sea V and CE Turbo Projects have not received payment for power sold to an affiliate of El Paso Corporation under certain transaction agreements during December 2000 and January 2001 of approximately $3.8 million (the "PX Receivable"). The Company had established an allowance for doubtful accounts for this balance as of December 31, 2003. On September 29, 2004, the Salton Sea V and CE Turbo Projects entered into separate Transfer of Claims Agreements with TransAlta USA Inc. ("TransAlta") and MEHC, respectively (the "Transfer of Claims Agreements"), pursuant to which the Salton Sea V and CE Turbo Projects received an aggregate of approximately $3.7 million in exchange for rights to receive payment on the PX Receivable. As a result of the transaction, the Company wrote-off the PX Receivable and the related allowance for doubtful accounts and recorded a $3.8 million liability to reflect the collection risk retained under the Transfer of Claims Agreements. Pursuant to the Transfer of Claims Agreements, to the extent that the PX Receivable becomes uncollectible, Salton Sea Power L.L.C. ("Salton Sea Power") and CE Turbo LLC ("CE Turbo") can be required to pay the PX Receivable plus interest to MEHC and TransAlta.

Environmental

The Company is subject to numerous legislative and regulatory environmental protection requirements involving air and water pollution, waste management, hazardous chemical use, noise abatement, and land use aesthetics. State and federal environmental laws and regulations currently have, and future modifications may have, the effect of (i) increasing the lead time for the construction of new facilities, (ii) significantly increasing the total cost of new facilities, (iii) requiring modification of the Company’s existing facilities, (iv) increasing the risk of delay on construction projects, (v) increasing the Company’s cost of waste disposal and (vi) reducing the reliability of service provided by the Company and the amount of energy available from the Company’s facilities. Any of such items could have a substantial impact on amounts required to be expended by the Company in the future. Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other social and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating sites, other companies’ clean-up experience and data released by the Environmental Protection Agency or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new circumstances, and are included in the accompanying balance sheets at their undiscounted amounts. As of September 30, 2004 and December 31, 2003, the environmental liabilities recorded on the balance sheet were $3.8 million and $4.6 million, respectively.

On December 4, 2003, the EPA announced that development of its Interstate Air Quality Rule, now known as the Clean Air Interstate Rule. The rule was developed in an effort to reduce ozone and fine particulate matter in the Eastern United States by requiring reductions of sulfur dioxide ("SO2") and nitrogen oxides ("NOx") emissions from the power sector in 29 states, including New York where the Company’s Saranac facility is located, and the District of Columbia. The Clean Air Interstate Rule could, in whole or in part, be superceded or made more stringent by one of a number of multi-pollutant emission reduction proposals currently under consideration at the federal level as well as possible new federal regulation of carbon dioxide and other gases that may affect global climate change.

Other

Certain of CE Generation's geothermal and cogeneration facilities are qualifying facilities under the Public Utility Regulatory Policies Act of 1978 ("PURPA") and their contracts for the sale of electricity are subject to regulation under PURPA. In order to promote open competition in the industry, legislation has been proposed in the U.S. Congress that calls for either a repeal of PURPA on a prospective basis or the significant restructuring of the regulations governing the electric industry, including sections of PURPA. Current federal legislative proposals would not abrogate, amend, or modify existing contracts with electric utilities. The ultimate outcome of any proposed legislation is unknown at this time.

6.  Related Party Transactions

Pursuant to the Administrative Services Agreement, MEHC provides certain administrative and management services to CE Generation. The expense for each of the three-month and nine-month periods ended September 30, 2004 and 2003 was $0.8 million and $2.3 million, respectively, and is included in plant operations, general and administrative expense. The Administrative Services Agreement between MEHC and CE Generation provides for a fixed fee of $3.1 million annually through December 31, 2004 and $3.0 million annually from January 1, 2005 through December 31, 2007. After December 31, 2007, MEHC shall be reimbursed for all actual costs and expenses incurred by MEHC associated with the services of the agreement.

Pursuant to a Transaction Agreement dated January 29, 2003, Salton Sea Power L.L.C. ("Salton Sea Power") and CE Turbo LLC ("CE Turbo") began selling power to TransAlta on February 12, 2003 based on percentages of the Dow Jones SP-15 Index. The Transaction Agreement shall continue until the earlier of (a) 30 days following a written notice of termination after October 1, 2003 or (b) any other termination date mutually agreed to by the parties. No such notice of termination has been given by either party. Sales under this agreement totaled $2.9 million and $7.0 million during the three-month and nine-month periods ended September 30, 2004, respectively, and $2.4 million and $7.5 million during the three-month and nine-month periods ended September 30, 2003, respectively. As of September 30, 2004 and December 31, 2003, accounts receivable from TransAlta were $- and $1.6 million, respectively.

On January 21, 2004, Salton Sea Power and CE Turbo entered into a Green Energy Tag Purchase and Sale Agreement to sell the non-power attributes (the non-power attributes made available by one megawatt hour of generation, a "Green Tag") associated with up to 931,800 megawatt hours of available generation at the Salton Sea V and CE Turbo Projects through December 31, 2008 to TransAlta Energy Marketing (US) Inc. ("TransAlta Energy") at a market price per Green Tag. Sales under this agreement commenced in July 2004 and totaled $0.5 million for the three-month and nine-month periods ended September 30, 2004. As of September 30, 2004, there was no accounts receivable from TransAlta Energy.

Pursuant to the November 1, 1998 Amended and Restated Power Sales Agreements, Salton Sea Power and CE Turbo may provide CalEnergy Minerals LLC ("Minerals") with electrical energy at the market rates available to Salton Sea Power and CE Turbo, less wheeling costs. Pursuant to these agreements, sales to Minerals from Salton Sea Power totaled $0.5 million and $1.3 million for the three-month and nine-month periods ended September 30, 2004, respectively, and $0.3 million and $0.6 million for the three-month and nine-month periods ended September 30, 2003, respectively. There were no sales to Minerals from CE Turbo for the three-month periods or nine-month periods ended September 30, 2004 or 2003. Accounts receivable balances were $0.1 million and $- as of September 30, 2004 and December 31, 2003, respectively. On September 10, 2004, Minerals ceased operations. Accordingly, except for sales during the dismantling and decommissioning phases of the Minerals operations, no further sales to Minerals are anticipated.

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

Executive Summary

The following significant events and changes, as discussed in more detail herein, highlight the factors that affect the comparability of our financial results for the three-month and nine-month periods ended September 30, 2004 and 2003:
  The expiration of the long-term power purchase agreement between Power Resources, Ltd. ("Power Resources") and TXU Power Generation Company, L.P. ("TXU") in September 2003. A portion of this lost revenue was replaced with the October 2003 tolling agreement between Power Resources and ONEOK Energy, Marketing and Trading Company, L.P. ("ONEOK");
  The redemption by Salton Sea Funding Corporation ("Funding Corporation") of approximately $136.4 million of its 7.475% Senior Secured Series F Bonds ("Series F Bonds") on March 1, 2004;
  The settlement agreement in regards to the Salton Sea V Project reached in April 2003 with Stone & Webster Inc. ("Stone & Webster"), which resulted in the receipt of $12.1 million from Stone & Webster; and
  During July 2003, Salton Sea IV Project’s 40 net megawatt ("MW") turbine went out of service due to an uncontrollable force event. The turbine returned to service during September 2003.
The capacity factor for a particular project is determined by dividing the total quantity of electricity sold by the product of the project's capacity and the total hours in the reporting period. At September 30, 2004, the net MW capacity for the Company’s facilities commonly known as the Salton Sea I Project, Salton Sea II Project, Salton Sea III Project, Salton Sea IV Project, Salton Sea V Project, Vulcan Project, Elmore Project, Leathers Project, Del Ranch Project and CE Turbo Project (collectively, the "Imperial Valley Projects") plants were as follows: Salton Sea I Project - 10, Salton Sea II Project - 20, Salton Sea III Project - 50, Salton Sea IV Project - 40, Salton Sea V Project - 49, Vulcan Project - 34, Elmore Project - 38, Leathers Project - 38, Del Ranch Project - 38 and CE Turbo Project - 10. At September 30, 2004, the net MW capacity factors for the Company’s facilities known as the Saranac Project, Power Resources Project and Yuma Project (collectively the "Gas Projects") were as follows: Saranac Project - 240, Power Resources Project - 212 and Yuma Project - 50. Each plant possesses an operating margin, which allows for production in excess of the amount listed above. Utilization of this operating margin is based upon a variety of factors and can be expected to vary throughout the year under normal operating conditions. The amount of revenues received by these projects is affected by the extent to which they are able to operate and generate electricity. Accordingly, the capacity and capacity factor figures provide information on operating performance that has affected the revenues received by these projects.

 The following operating data represents the aggregate capacity and electricity production of the Imperial Valley Projects:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003

Overall capacity factor	96.9%	86.9%	88.3%	83.9%
Megawatt hour ("MWh") produced	698,400	626,100	1,895,900	1,794,700
Capacity (net MW) (weighted average)	326.4	326.4	326.4	326.4

The changes in overall capacity factor and MWh produced are due to the timing of maintenance, including the impact of the forced outage at the Salton Sea IV Project in 2003.

The following operating data represents the aggregate capacity and electricity production of the Gas Projects:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003

Overall capacity factor	82.3%	86.7%	66.5%	86.7%
MWh produced	912,400	937,900	2,196,000	2,783,800
Capacity (net MW) (weighted average)	502.0	490.0	502.0	490.0

The overall capacity factor and MWh produced decreased in the three-month and nine-month periods ended September 30, 2004 as compared to the same period in 2003 primarily as a result of the expiration of the long-term power purchase agreement between Power Resources and TXU in September 2003. Other changes in capacity factor and MWh produced are related to the timing of maintenance, utility curtailments and reduced production at the Saranac Project due to the gas remarketing arrangement in January 2004.

Results of Operations for the Three-Month Periods Ended September 30, 2004 and 2003

Operating revenue decreased $8.1 million or 5.7% to $134.7 million for the three-month period ended September 30, 2004 from $142.8 million for the same period in 2003. Revenue from the Power Resources Project was lower by $25.3 million in 2004 as a result of the expiration of the long-term power purchase agreement between Power Resources and TXU, partially offset by $1.9 million in revenue earned under the October 2003 tolling agreement between Power Resources and ONEOK. The remaining $15.3 million increase was due to increased pricing and higher production at the Saranac, Yuma and Imperial Valley Projects. The production increases reflect timing of maintenance and utility curtailments.

Interest and other income increased $1.1 million to $1.8 million for the three-month period ended September 30, 2004 from $0.7 million for the same period in 2003 due to sales of scrap metal and other abandoned spare parts

Fuel expenses decreased $6.3 million, or 19.6%, to $25.8 million for the three-month period ended September 30, 2004 from $32.1 million for the same period in 2003. Fuel costs at the Power Resources Project were $9.1 million lower in 2004 from the expiration of the long-term power purchase agreement between Power Resources and TXU. Higher unit costs and fuel requirements at the Saranac and Yuma Projects resulted in fuel expense increases of $2.8 million, which partially offset the volume related decrease at the Power Resources Project.

Plant operations, general and administrative expenses, decreased $4.9 million or 14.2%, to $29.6 million for the three-month period ended September 30, 2004 from $34.5 million for the same period in 2003. The decrease was due to the timing of maintenance at the Imperial Valley Projects.

Depreciation and amortization decreased $0.3 million to $21.5 million for the three-month period ended September 30, 2004 from $21.8 million for the same period in 2003. The decrease was due to the full amortization of the long-term power purchase agreement between Power Resources and TXU in 2003.

Interest expense decreased $2.0 million to $15.2 million for the three-month period ended September 30, 2004 from $17.2 million for the same period in 2003. The decrease is due to lower outstanding debt balances.

The provision for income taxes increased $1.5 million to $10.5 million for the three-month period ended September 30, 2004 from $9.0 million for the same period in 2003. Tax expense increased due to the increase in pre-tax income and decreased energy tax credits resulting from reduced capital expenditure, partially offset by increased depletion deductions.

Results of Operations for the Nine-Month Periods Ended September 30, 2004 and 2003

Operating revenue decreased $51.4 million, or 13.2%, to $336.8 million for the nine-month period ended September 30, 2004 from $388.2 million for the same period in 2003. Revenue from the Power Resources Project was lower by $77.1 million in 2004 as a result of the expiration of the long-term power purchase agreement between Power Resources and TXU, partially offset by $4.7 million in revenue earned under the October 2003 tolling agreement between Power Resources and ONEOK. The remaining $21.0 million increase was mainly due to increased pricing at the Imperial Valley, Yuma and Saranac Projects and increased production at the Yuma and Imperial Valley Projects, partially offset by decreased production at the Saranac Project.

Interest and other income increased $2.0 million to $4.0 million for the nine-month period ended September 30, 2004 from $2.0 million for the same period in 2003 due to sales of scrap metal and other abandoned spare parts.

Fuel expenses decreased $26.5 million, or 27.7%, to $69.3 million for the nine-month period ended September 30, 2004 from $95.8 million for the same period in 2003. Fuel costs at the Power Resources Project were $28.6 million lower in 2004 from the expiration of the long-term power purchase agreement between Power Resources and TXU. Fuel costs increased due to higher unit costs for fuel at both the Saranac and Yuma Projects. These increases were partially offset by decreases at the Saranac Project due to reduced production and fuel requirements in connection with the January 2004 gas remarketing arrangement.

Plant operations, general and administrative expenses, increased $3.9 million to $105.5 million for the nine-month period ended September 30, 2004 from $101.6 million for the same period in 2003. The increase was primarily due to the receipt of the settlement of a warranty claim with Stone & Webster in 2003, which included a $7.6 million reimbursement of incremental operating expenses related to legal and other expenses, partially offset by timing of maintenance activities at the Imperial Valley Projects.

Depreciation and amortization decreased $1.5 million to $63.1 million for the nine-month period ended September 30, 2004 from $64.6 million for the same period in 2003. The decrease was due to the full amortization of the long-term power purchase agreement between Power Resources and TXU in 2003.

Interest expense decreased $6.6 million to $46.5 million for the nine-month period ended September 30, 2004 from $53.1 million for the same period in 2003. The decrease is due to lower outstanding debt balances.

The provision for income taxes decreased $7.2 million to $10.9 million for the nine-month period ended September 30, 2004 from $18.1 million for the same period in 2003. Tax expense decreased due to the decrease in pre-tax income, increased depletion deductions and higher minority interest, partially offset by decreased energy tax credits resulting from reduced capital expenditure.

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

Liquidity and Capital Resources

Each of CE Generation’s direct or indirect subsidiaries is organized as a legal entity separate and apart from CE Generation and its other subsidiaries, and the owners of CE Generation, TransAlta USA Inc. ("TransAlta") and MidAmerican Energy Holdings Company ("MEHC"). Pursuant to separate project financing agreements, the assets of each subsidiary (excluding the assets of the Power Resources Project and Yuma Project) are pledged or encumbered to support or otherwise provide the security for their own project or subsidiary debt. It should not be assumed that any asset of any subsidiary of CE Generation will be available to satisfy the obligations of CE Generation or any of its other subsidiaries; provided, however, that unrestricted cash or other assets which are available for distribution may, subject to applicable law and the terms of financing arrangements for such parties, be advanced, loaned, paid as dividends or otherwise distributed or contributed to CE Generation or affiliates thereof. Provisions in each subsidiary’s financing arrangements contain provisions which restrict dividends if certain financial ratios are not maintained. "Subsidiary" means all of CE Generation’s direct or indirect subsidiaries: (1) owning direct or indirect interests in the Imperial Valley Projects (other than Magma Power Company and Salton Sea Power Company); or (2) owning direct interests in the subsidiaries that own interests in the foregoing projects and the Saranac Project.

The Imperial Valley Projects' only source of electricity revenue is payments received pursuant to long-term power sales agreements with Southern California Edison ("Edison"), other than Salton Sea V and CE Turbo Project revenues. Because of the Imperial Valley Projects' dependence on Edison, if Edison fails to fulfill its obligations to the projects, it could significantly impair the ability of the Imperial Valley Projects to fund operating and maintenance expenses, payments of interest and principal on the debt securities, projected capital expenditures and debt service reserve fund requirements.

CE Generation generated cash flows from operations of $99.7 million for the nine-month period ended September 30, 2004 compared with $134.5 million for the same period in 2003. The decrease was mainly due to lower net income and working capital uses.

Cash flow from investing activities was $121.2 million for the nine-month period ended September 30, 2004 compared with cash used of $13.8 million for the same period in 2003. The change is primarily due to the concurrent payment under the MEHC guarantee related to the redemption of a portion of the Series F Bonds, as described below.

Capital expenditures increased slightly to $18.5 million for the nine-month period ended September 30, 2004 from $17.7 million for the same period in 2003. During the second quarter of 2003, $4.5 million of the Stone & Webster settlement payment was recorded as a reduction to capital equipment. Excluding the Stone & Webster settlement payment, capital expenditures decreased in 2004 due to higher well drilling and replacement costs at the Imperial Valley Projects in 2003.

Cash flow used in financing activities increased to $181.5 million for the nine-month period ended September 30, 2004 compared with $71.8 million for the same period in 2003. The increase is primarily due to the redemption of a portion of the Series F Bonds, reductions in other scheduled debt repayments, the release of debt service reserve accounts in 2003 and timing of distributions, all described below.

On March 1, 2004, Funding Corporation completed the redemption of an aggregate principal amount of approximately $136.4 million of its 7.475% Senior Secured Series F Bonds due November 30, 2018 ("Series F Bonds"), pro rata, at a redemption price of 100% of such aggregate outstanding principal amount, plus accrued interest to the date of redemption. Funding Corporation also made a demand on MEHC, and MEHC performed under that demand, for the full amount remaining on MEHC’s guarantee of the Series F Bonds in order to fund the redemption. Given the payment under MEHC’s guarantee, MEHC no longer has any liability with respect to its guarantee.

The decrease in the repayment of project loans of $19.3 million to $16.6 million for the nine-month period ended September 30, 2004 from the $35.9 million for same period in 2003, reflects a decrease in scheduled debt repayments primarily due to the repayment in full of the debt associated with the Power Resources Project in September 2003.

During the nine months ended September 30, 2004, CE Generation distributed a total of $7.0 million to MEHC and TransAlta as compared to $65.0 million for the same period in 2003. In May 2003, new debt service reserve letters of credit were issued on behalf of the Funding Corporation which permitted $46.7 million in cash, which was previously restricted, to be included in the 2003 distributions to MEHC and TransAlta.

Edison and the California Power Exchange

On July 10, 2003, Salton Sea IV Project’s 40 MW turbine went out of service due to an uncontrollable force event. Such uncontrollable force event ended, and the Salton Sea IV Project’s turbine returned to service on September 17, 2003. Edison failed to recognize the uncontrollable force event and as such has not paid amounts otherwise due and owing under the Salton Sea IV Power Purchase Agreement totaling $2.5 million. Salton Sea Power Generation, L.P., with Fish Lake Power Company, owner of the Salton Sea IV Project, served notices of error on Edison for such unpaid amounts. In addition, Edison purports to have placed the Salton Sea IV Project on probation effective August 1, 2003, for a period not to exceed 15 months and the owner of the Salton Sea IV Project notified Edison that it disputes such action. Although the purported probationary period referenced by Edison has elapsed, Edison has not yet notified the owner of any action by Edison with respect to the disputed probation. As a result, the Company established an allowance for doubtful accounts of approximately $1.9 million and $1.7 million for capacity payments as of September 30, 2004 and December 31, 2003, respectively.

On October 9, 2003, Salton Sea III Project’s 50 MW turbine went out of service due to an uncontrollable force event. Such uncontrollable force event ended and the Salton Sea III Project’s turbine returned to service on December 12, 2003. Edison failed to recognize the uncontrollable force event and as such has not paid amounts otherwise due and owing under the Salton Sea III Power Purchase Agreement totaling $0.8 million. Salton Sea Power Generation, L.P., owner of the Salton Sea III Project, served notice of error on Edison for such unpaid amounts. As a result the Company has established an allowance for doubtful accounts of approximately $0.8 million and $0.7 million as of September 30, 2004 and December 31, 2003, respectively.

In January 2001, the California Power Exchange declared bankruptcy. As a result, the Salton Sea V and CE Turbo Projects have not received payment for power sold to an affiliate of El Paso Corporation under certain transaction agreements during December 2000 and January 2001 of approximately $3.8 million (the "PX Receivable"). The Company had established an allowance for doubtful accounts for this balance as of December 31, 2003. On September 29, 2004, the Salton Sea V and CE Turbo Projects entered into separate Transfer of Claims Agreements with TransAlta and MEHC, respectively (the "Transfer of Claims Agreements"), pursuant to which the Salton Sea V and CE Turbo Projects received an aggregate of approximately $3.7 million in exchange for rights to receive payment on the Receivable. As a result of the transaction, the Company wrote off the PX Receivable and the related allowance for doubtful accounts and recorded a $3.8 million liability to reflect the collection risk retained under the Transfer of Claims Agreements. Pursuant to the Transfer of Claims Agreements, to the extent that the PX Receivable becomes uncollectible, Salton Sea Power L.L.C. ("Salton Sea Power") and CE Turbo LLC ("CE Turbo") can be required to pay the PX Receivable plus interest to MEHC and TransAlta.

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

Related Party Transactions

Pursuant to the Administrative Services Agreement, MEHC provides certain administrative and management services to CE Generation. The expense for each of the three-month and nine-month periods ended September 30, 2004 and 2003 was $0.8 million and $2.3 million, respectively, and is included in plant operations, general and administrative expense. The Administrative Services Agreement between MEHC and CE Generation provides for a fixed fee of $3.1 million annually through December 31, 2004 and $3.0 million annually from January 1, 2005 through December 31, 2007. After December 31, 2007, MEHC shall be reimbursed for all actual costs and expenses incurred by MEHC associated with the services of the agreement.

Pursuant to a Transaction Agreement dated January 29, 2003, Salton Sea Power and CE Turbo began selling power to TransAlta on February 12, 2003 based on percentages of the Dow Jones SP-15 Index. The Transaction Agreement shall continue until the earlier of (a) 30 days following a written notice of termination after October 1, 2003 or (b) any other termination date mutually agreed to by the parties. No such notice of termination has been given by either party. Sales under this agreement totaled $2.9 million and $7.0 million during the three-month and nine-month periods September 30, 2004, respectively, and $2.5 million and $7.5 million during the three-month and nine-month periods ended September 30, 2003, respectively. As of September 30, 2004 and December 31, 2003, accounts receivable from TransAlta were $- and $1.6 million, respectively.

On January 21, 2004, Salton Sea Power and CE Turbo entered into a Green Energy Tag Purchase and Sale Agreement to sell the non-power attributes (the non-power attributes made available by one megawatt hour of generation, a "Green Tag") associated with up to 931,800 megawatt hour of available generation at the Salton Sea V and CE Turbo Projects through December 31, 2008 to TransAlta Energy Marketing (US) Inc. ("TransAlta Energy") at a market price per Green Tag. Sales under this agreement commenced in July 2004 and totaled $0.5 million for the three-month and nine-month periods ended September 30, 2004. As of September 30, 2004, there was no accounts receivable from TransAlta Energy.

Pursuant to the November 1, 1998 Amended and Restated Power Sales Agreements, Salton Sea Power and CE Turbo may provide CalEnergy Minerals LLC ("Minerals") with electrical energy at the market rates available to Salton Sea Power and CE Turbo, less wheeling costs. Pursuant to these agreements, sales to Minerals from Salton Sea Power totaled $0.5 million and $1.3 million for the three-month and nine-month periods ended September 30, 2004, respectively, and $0.3 million and $0.6 million for the three-month and nine-month periods ended September 30, 2003, respectively. There were no sales to Minerals from CE Turbo for the three-month periods or nine-month periods ended September 30, 2004 or 2003. Accounts receivable balances were $0.1 million and $ - as of September 30, 2004 and December 31, 2003, respectively. On September 10, 2004 Minerals ceased operations. Accordingly, except for sales during the dismantling and decommissioning phases of the Minerals operations, no further sales to Minerals are anticipated.

Contractual Obligations and Commercial Commitments

During the nine months ended September 30, 2004, there were no material changes in the contractual obligations and commercial commitments from the information provided in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 other than the redemption of approximately $136.4 million of the Series F Bonds.

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

For additional discussion of the Company’s critical accounting policies, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. There were no material changes to the Company’s critical accounting policies during the nine-month period ended September 30, 2004.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

For quantitative and qualitative disclosures about market risk affecting CE Generation, see Item 7A "Qualitative and Quantitative Disclosures About Market Risk" of CE Generation’s Annual Report on Form 10-K for the year ended December 31, 2003. During the nine months ended September 30, 2004, there were no material changes to the Company’s market risk other than the redemption of approximately $136.4 million of the Series F Bonds.

Item 4.   Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer and chief accounting officer, regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2004. Based on that evaluation, the Company’s management, including the chief executive officer and chief accounting officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes during the quarter covered by this report in the Company’s internal controls or in other factors that could significantly affect internal controls.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

For a description of certain legal proceedings affecting the Company, please review Note 5 to the Interim Financial Statements, "Commitments and Contingencies".

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.   Defaults Upon Senior Securities.

Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.   Other Information.

Not applicable.

Item 6.   Exhibits.

The exhibits listed on the accompanying Exhibit Index are filed as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CE Generation, LLC
(Registrant)

Date: November 5, 2004	/s/ Wayne F. Irmiter
Wayne F. Irmiter
Vice President and Controller

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Chief Executive Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Accounting Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Accounting Officer’s Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.