Form 10-K
period 2004-12-31
CE GENERATION LLC
filed 2005-02-28
CIK 1097322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of each of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).
Yes ☐ No ☒

The members’ equity accounts are held 50% by MidAmerican Energy Holdings Company and 50% by TransAlta USA Inc. as of February 25, 2005.

Disclosure Regarding Forward-Looking Statements

This report contains statements that do not directly or exclusively relate to historical facts. These statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You can typically identify forward-looking statements by the use of forward-looking words, such as "may," "could," "project," "believe," "anticipate," "expect," "estimate," "continue," "potential," "plan," "forecast," and similar terms. These statements represent CE Generation, LLC’s intentions, plans, expectations and beliefs and are subject to risks, uncertainties and other factors. Many of these factors are outside CE Generation, LLC’s control and could cause actual results to differ materially from such forward-looking statements. These factors include, among others:

•	general economic and business conditions in the jurisdictions in which CE Generation, LLC’s facilities are located;
•	the financial condition and creditworthiness of our significant customers and suppliers;
•	governmental, statutory, regulatory or administrative initiatives or ratemaking actions affecting CE Generation, LLC or the power generation industries;
•	weather effects on sales and revenue;
•	general industry trends;
•	increased competition in the power generation industry;
•	fuel and power prices and availability;
•	changes in business strategy, development plans or customer or vendor relationships;
•	availability of qualified personnel;
•	unscheduled outages or repairs;
•
financial or regulatory accounting principles or policies imposed by the Public Company Accounting Oversight Board, the Financial Accounting Standards Board ("FASB"), the Securities and Exchange Commission ("SEC") and similar entities with regulatory oversight;

•	other risks or unforeseen events, including wars, the effects of terrorism, embargos and other catastrophic events; and
•	other business or investment considerations that may be disclosed from time to time in SEC filings or in other publicly disseminated written documents.

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

On January 29, 2003, El Paso sold all its interest in CE Generation to TransAlta USA Inc. ("TransAlta"), an affiliate of TransAlta Corporation.

The Company’s limited liability company operating agreement provides that MEHC and TransAlta each are entitled to appoint 50% of the directors and are entitled to 50% of the distributions made by the Company.

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

In this Annual Report, references to kW means kilowatts, MW means megawatts, kWh means kilowatt hours, and MWh means megawatt hours.

The Projects

CE Generation has an aggregate net ownership interest of 769 MW of electrical generating capacity in domestic power plants, which have an aggregate net capacity of 829 MW. Set forth below is a table describing certain characteristics of CE Generation’s projects as of December 31, 2004:

	Facility			Power Purchase
	Net Capacity	Net MW		Agreement	Power
Operating Project	(MW) (1)	Owned (1)	Location	Expiration	Purchaser (2)

Salton Sea Projects:
Salton Sea I	10	10	California	2017	Edison
Salton Sea II	20	20	California	2020	Edison
Salton Sea III	50	50	California	2019	Edison
Salton Sea IV	40	40	California	2026	Edison
Salton Sea V	49	49	California	Varies	Various (3)
Total Salton Sea Projects	169	169

Partnership Projects:
Vulcan	34	34	California	2016	Edison
Elmore	38	38	California	2018	Edison
Leathers	38	38	California	2019	Edison
Del Ranch	38	38	California	2019	Edison
CE Turbo	10	10	California	Varies	Various (3)
Total Partnership Projects	158	158
Total geothermal facilities	327	327

Gas Facilities:
Saranac	240	180	New York	2009	NYSE&G
Power Resources	212	212	Texas	2005	ONEOK
Yuma	50	50	Arizona	2024	SDG&E
Total gas facilities	502	442
Total operating projects	829	769

(1)
Represents nominal net generating capability (contract capacity for most). Actual MW may vary depending on operating and reservoir conditions and plant design. Facility Net Capacity (in MW) represents facility gross capacity less parasitic load. Parasitic load is electrical output used by the facility and not made available for sale. Net MW Owned indicates current legal ownership.

(2)
Southern California Edison Company ("Edison"); New York State Electric & Gas Corporation ("NYSE&G"); ONEOK Energy, Marketing and Trading Company, L.P. ("ONEOK"); and San Diego Gas & Electric Company ("SDG&E").

(3)
Salton Sea Power LLC ("Salton Sea Power") which owns the Salton Sea V Project, and CE Turbo LLC ("CE Turbo"), which owns the CE Turbo Project, began selling available power to TransAlta on February 12, 2003 based on percentages of the Dow Jones SP-15 Index (the “TransAlta Transaction Agreement”). The TransAlta Transaction Agreement shall continue until the earlier of: (a) 30 days following a written notice of termination; or (b) any other termination date mutually agreed to by the parties. No such notice of termination has been given by either party.

Additionally, the Salton Sea V and CE Turbo Projects have 33-year contracts, which commenced in July 2000, to sell electricity to CalEnergy Minerals LLC (“CalEnergy Minerals”) and the Salton Sea V Project has a 10-year contract, which commenced in May 2003, to sell up to 20 MW to the City of Riverside, California (“Riverside”).

Effective July 1, 2004, Salton Sea Power and CE Turbo began selling the environmental attributes associated with up to 931,800 MWh to TransAlta Marketing (US) Inc. (“TransAlta Marketing”) through December 31, 2008.

Geothermal Facilities

CE Generation affiliates currently own and operate ten geothermal plants in the Imperial Valley in California known as the Salton Sea I Project, Salton Sea II Project, Salton Sea III Project, Salton Sea IV Project and Salton Sea V Project (collectively, the "Salton Sea Projects"), the Vulcan Project, Elmore Project, Leathers Project, Del Ranch Project and CE Turbo Project (collectively the "Partnership Projects" and, together with the Salton Sea Projects the “Imperial Valley Projects”).

Each of the Imperial Valley Projects, excluding the Salton Sea V and CE Turbo Projects, sells electricity to Edison pursuant to either a separate Standard Offer No. 4 Agreement ("SO4 Agreement") or a negotiated power purchase agreement. Each power purchase agreement is independent of the others, and the performance requirements specified within one such agreement apply only to the project which is subject to the agreement. The power purchase agreements provide for capacity payments, capacity bonus payments and energy payments. Edison makes fixed annual capacity payments and capacity bonus payments to the applicable projects to the extent that capacity factors exceed certain benchmarks. The price for capacity is fixed for the life of the SO4 Agreements and is significantly higher in the months of June through September.

Energy payments under the Imperial Valley Projects’ SO4 Agreements, excluding the Salton Sea IV Project, were at a rate based on the cost that Edison avoids by purchasing energy from the project instead of obtaining the energy from other sources ("Edison’s Avoided Cost of Energy"). In June and November 2001, the Imperial Valley Projects which receive Edison’s Avoided Cost of Energy, entered into agreements that provide for amended energy payments under the SO4 Agreements. The amendments provide for fixed energy payments per kWh in lieu of Edison’s Avoided Cost of Energy. For a five-year period, commencing May 1, 2002, the fixed energy payment is 5.37 cents per kWh. Following the five-year period, the energy payments revert back to Edison’s Avoided Cost of Energy.

For the years ended December 31, 2004, 2003 and 2002, Edison’s Avoided Cost of Energy was 5.9 cents per kWh, 5.4 cents per kWh and 3.5 cents per kWh, respectively. Estimates of Edison’s Avoided Cost of Energy in the future vary substantially from year-to-year based primarily on the estimated future cost of natural gas.

The Salton Sea I Project has contracted to sell electricity to Edison pursuant to a 30-year negotiated power purchase agreement, which commenced on July 1, 1987 (the "Salton Sea I PPA"). The contract capacity and contract nameplate are each 10 MW. The capacity payment is based on the firm capacity price, which adjusts quarterly based on specified indices for the term of the Salton Sea I PPA and is currently $174.53 per kW-year. The capacity payment was approximately $1.5 million, $1.5 million and $1.1 million in 2004, 2003 and 2002, respectively. The energy payment is calculated using a Base Price (defined as the initial value of the energy payment (4.7 cents per kWh for the second quarter of 1992)), which is subject to quarterly adjustments based on specified indices. The time period weighted average energy payment for Salton Sea I Project was 6.3 cents per kWh during 2004.

The Salton Sea II Project has contracted to sell electricity to Edison pursuant to a 30-year modified SO4 Agreement that commenced on April 5, 1990. The contract capacity and contract nameplate are 15 MW (16.5 MW during on-peak periods) and 20 MW, respectively. The price for contract capacity and contract capacity bonus payments is fixed for the life of the modified SO4 Agreement. Pursuant to the SO4 Agreement, the maximum annual capacity and bonus payments are approximately $3.3 million. Edison was entitled to receive, at no cost, 5% of all energy delivered in excess of 80% of contract capacity through March 31, 2004.

The Salton Sea III Project has contracted to sell electricity to Edison pursuant to a 30-year modified SO4 Agreement (the "Salton Sea III PPA") that commenced on February 13, 1989. The contract capacity and contract nameplate are 47.5 MW and 49.8 MW, respectively. The price for contract capacity payments and capacity bonus payments is fixed at $175 per kW per year. Pursuant to the SO4 Agreement, the maximum annual capacity and bonus payments are approximately $9.7 million.

The Salton Sea IV Project has contracted to sell electricity to Edison pursuant to a modified SO4 Agreement (the "Salton Sea IV PPA") which provides for contract capacity payments on 40 MW of capacity at two different rates based on the respective contract capacities deemed attributable to the original Salton Sea I PPA option (20 MW) and to the original Salton Sea IV SO4 Agreement (14 MW). The capacity payment price for the 20 MW portion adjusts quarterly based upon specified indices and the capacity payment price for the 14 MW portion is a fixed levelized rate. The capacity and bonus payments in 2004, 2003 and 2002 were approximately $5.5 million, $3.9 million and $5.5 million, respectively. For deliveries up to 39.6 MW, the energy payment is at a base price, adjusted quarterly based on specified indices, for 55.6% of the total energy delivered by the Salton Sea IV Project and is based on an energy payment schedule for 44.4% of the total energy delivered by the Salton Sea IV Project. For deliveries over 39.6 MW, the energy payment is at Edison’s Avoided Cost of Energy. The contract has a 30-year term, but Edison is not required to purchase the 20 MW of capacity and energy originally attributable to the Salton Sea I PPA option after September 30, 2017, the original termination date of the Salton Sea I PPA.

On May 20, 2003, Salton Sea Power entered into a Power Sales Agreement with Riverside. Under the terms of the agreement, Salton Sea Power sells up to 20 MW of energy generated from the Salton Sea V Project to Riverside at 6.1 cents per kWh. Sales under the agreement commenced June 1, 2003 and will terminate May 31, 2013. The Salton Sea V Project previously sold a portion of its net output to CalEnergy Minerals for the Zinc Recovery Project’s full electrical energy requirements. The agreement provided for energy payments based on the market rates available to the Salton Sea V Project, adjusted for wheeling costs. On September 10, 2004, CalEnergy Minerals ceased operations of the Zinc Recovery Project. Accordingly, except for sales during the dismantling and decommissioning phases of the Zinc Recovery Project, no further sales to CalEnergy Minerals are expected. The Salton Sea V Project sells its remaining output to TransAlta under the TransAlta Transaction Agreement.

Commencing March 27, 2001, Salton Sea Power and CE Turbo entered into a series of transaction agreements to sell available power from the Salton Sea V Project and CE Turbo Project to El Paso Merchant Energy Company (“EPME”) based on percentages of the Dow Jones SP-15 Index. On February 11, 2003, Salton Sea Power and CE Turbo ceased selling available power to EPME. Pursuant to the TransAlta Transaction Agreement, Salton Sea Power and CE Turbo began selling available power from the Salton Sea V Project and CE Turbo Project to TransAlta on February 12, 2003 based on percentages of the Dow Jones SP-15 Index. The TransAlta Transaction Agreement shall continue until the earlier of: (a) 30 days following a written notice of termination; or (b) any other termination date mutually agreed to by the parties. No such notice of termination has been given by either party.

On January 21, 2004, Salton Sea Power and CE Turbo entered into a Green Energy Tag Purchase and Sale Agreement to sell the non-power attributes (the non-power attributes made available by one MWh of generation, a "Green Tag") associated with up to 931,800 MWh of available generation at the Salton Sea V and CE Turbo Projects through December 31, 2008 to TransAlta Marketing at a market price per Green Tag. Sales under this agreement commenced in July 2004.

The Vulcan Project has contracted to sell electricity to Edison under a 30-year SO4 Agreement that commenced on February 10, 1986. The Vulcan Project has a contract capacity and contract nameplate of 29.5 MW and 34 MW, respectively. Pursuant to the SO4 Agreement, the maximum annual capacity and bonus payments are approximately $5.5 million.

The Elmore Project has contracted to sell electricity to Edison under a 30-year SO4 Agreement that commenced on January 1, 1989. The contract capacity and contract nameplate are 34 MW and 38 MW, respectively. Pursuant to the SO4 Agreement, the maximum annual capacity and bonus payments are approximately $7.9 million.

The Leathers Project has contracted to sell electricity to Edison pursuant to a 30-year SO4 Agreement that commenced on January 1, 1990. The contract capacity and contract nameplate are 34 MW and 38 MW, respectively. Pursuant to the SO4 Agreement, the maximum annual capacity and bonus payments are approximately $7.5 million.

The Del Ranch Project has contracted to sell electricity to Edison under a 30-year SO4 Agreement that commenced on January 2, 1989. The contract capacity and contract nameplate are 34 MW and 38 MW, respectively. Pursuant to the SO4 Agreement, the maximum annual capacity and bonus payments are approximately $7.9 million.

The CE Turbo Project sells its available power under the TransAlta Transaction Agreement.

The Imperial Valley Projects, other than the Salton Sea I Project, receive transmission service from the Imperial Irrigation District ("IID") to deliver electricity to Edison near Mirage, California. These projects pay a rate based on the IID’s cost of service, which was $1.66 per month per kW of service provided for 2004 and is recalculated annually. The transmission service and interconnection agreements expire in 2015 for the Partnership Projects, 2019 for the Salton Sea III Project, 2020 for the Salton Sea II Project and 2026 for the Salton Sea IV Project. The Salton Sea V and CE Turbo Projects have entered into agreements with similar terms with the IID, which expire in 2030. The Salton Sea I Project delivers energy to Edison at the project site and has no transmission service agreement with the IID.

Gas Facilities

CE Generation affiliates currently operate three gas fired facilities (the "Gas Projects") located in New York, Texas and Arizona. The Gas Projects consist of the "Saranac Project", the "Power Resources Project", and the "Yuma Project", respectively.

The Saranac Project is a 240 net MW natural gas-fired cogeneration facility located in Plattsburgh, New York. The Saranac Project provides electricity to NYSE&G under an existing 15-year power purchase agreement (the "Saranac PPA"), which expires in June 2009. The Saranac Project provides steam to Georgia-Pacific Corporation and Pactiv Corporation under 15-year steam purchase agreements (the "Saranac Steam Purchase Agreements"), which expire in June 2009. The Saranac Project has a 15-year natural gas supply contract (the "Saranac Gas Supply Agreement"), which expires in June 2009, with Coral Energy to supply 100% of the Saranac Project’s fuel requirements. Coral Energy is responsible for production and delivery of natural gas to the U.S.-Canadian border; the gas is then transported by the North Country Gas Pipeline Corporation ("NCGP") the remaining 22 miles to the plant. NCGP is a wholly-owned subsidiary of Saranac Power Partners, L.P. (the "Saranac Partnership") and the Saranac Partnership also owns the Saranac Project. NCGP also transports gas for NYSE&G and Georgia-Pacific Corporation. Each of the Saranac PPA, the Saranac Steam Purchase Agreements and the Saranac Gas Supply Agreement contains rates that are fixed for the respective contract terms. The Saranac PPA rates escalate at a higher percentage than the Saranac Gas Supply Agreement rates. The Saranac Partnership is indirectly owned by subsidiaries of CE Generation, ArcLight Capital Holdings and General Electric Capital Corporation.

The Power Resources Project, a 212 net MW natural gas-fired cogeneration project owned by Power Resources, Ltd. ("Power Resources"), an indirect wholly-owned subsidiary of CE Generation, sold electricity to TXU Power Generation Company, LP ("TXU") as a qualifying facility ("QF") within the meaning of the Public Utility Regulatory Policies Act of 1978, pursuant to a 15-year negotiated power purchase agreement (the "Power Resources PPA"), which provided for capacity and energy payments. The contractual capacity payments in 2003 and 2002 were $3.7 million and $3.6 million per month, respectively. The average energy payments in 2003 and 2002 were 3.6 and 3.5 cents per kWh, respectively. The Power Resources PPA expired September 30, 2003. The Power Resources Project sold steam to ALON USA, LP ("ALON") under a 15-year agreement that also expired September 30, 2003.

On August 5, 2003, Power Resources entered into a Tolling Agreement with ONEOK. The agreement commenced October 1, 2003 and expires December 31, 2005. Under the terms of the agreement, Power Resources, as an exempt wholesale generator ("EWG"), sells its electricity and capacity to ONEOK for $1.75 per kW-month plus a variable operating and maintenance fee of $0.50 per MWh. In addition, ONEOK pays annual turbine start-up costs in an amount equal to the greater of (i) $3,643 per turbine start-up, (ii) $939,986 and (iii) $140 per hour of operation during the contract year.

The Yuma Project is a 50 net MW natural gas-fired cogeneration project in Yuma, Arizona providing 50 MW of electricity to SDG&E under an existing 30-year power purchase contract (the "Yuma PPA") which expires in 2023. The energy is sold at SDG&E’s Avoided Cost of Energy and the capacity is sold to SDG&E at a fixed price for the life of the Yuma PPA. For the years ended December 31, 2004, 2003 and 2002, SDG&E's Average Avoided Cost of Energy was 6.6 cents per kWh, 6.0 cents per kWh and 4.1 cents per kWh, respectively. The maximum annual capacity payments are approximately $8.4 million. The power is wheeled to SDG&E over transmission lines constructed and owned by Arizona Public Service Company. The project entity, Yuma Cogeneration Associates ("YCA"), has executed steam sales contracts with Queen Carpet, Inc. to act as its thermal host. Since the industrial entity has the right under its agreement to terminate the agreement upon one year’s notice if a change in its technology eliminates its need for steam, and in any case to terminate the agreement at any time upon three years notice, there can be no assurance that the Yuma Project will maintain its status as a QF. However, if the industrial entity terminates the agreement, YCA anticipates that it will be able to locate an alternative thermal host in order to maintain its status as a QF. A natural gas supply and transportation agreement has been executed with Southwest Gas Corporation, terminable under certain circumstances by YCA and Southwest Gas Corporation.

Insurance

The Company currently possesses property, business interruption, catastrophic and general liability insurance. There can be no assurance that such comprehensive insurance coverage will be available in the future at commercially reasonable costs or terms or that the amounts for which the Company has been or will be insured will cover all potential losses.

Because areas of geothermal activity such as the area in which the Imperial Valley Projects are located are subject to frequent low-level seismic disturbances, and serious seismic disturbances are possible, the power generating plants and other facilities at these projects are designed and built to withstand relatively significant levels of seismic disturbance. However, there is no assurance that seismic disturbances of a nature and magnitude so as to cause material damage to the projects or gathering systems or a material change in the nature of the geothermal resource will not occur, that insurance with respect to seismic disturbances will be maintained by or on behalf of all of the projects, that insurance proceeds will be adequate to cover all potential losses sustained, or that insurance will continue to be available in the future in amounts adequate to insure against such seismic disturbances.

Regulatory and Environmental Matters

The Company is subject to a number of environmental laws and regulations affecting many aspects of their present and future operations, including the disposal of various forms of materials resulting from geothermal reservoir production and the drilling and operation of new wells. Such laws and regulations generally require the Company to obtain and comply with a wide variety of licenses, permits and other approvals. In addition, regulatory compliance for the construction of new facilities is a costly and time-consuming process, and intricate and rapidly changing environmental regulations may require major expenditures for permitting and create the risk of expensive delays or material impairment of project value if projects cannot function as planned due to changing regulatory requirements or local opposition. The Company also remains subject to a varied and complex body of environmental and energy regulations that both public officials and private individuals may seek to enforce. There can be no assurance that existing regulations will not be revised or that new regulations will not be adopted or become applicable to the Company which could have an adverse impact on its operations. In particular, the independent power market in the United States is dependent on the existing energy regulatory structure, including the Public Utility Regulatory Policies Act of 1978 and its implementation by utility commissions in the various states. The structure of such federal and state energy regulations has in the past, and may in the future, be the subject of various challenges and restructuring proposals by utilities and other industry participants. The implementation of regulatory changes in response to such challenges or restructuring proposals, or otherwise imposing more comprehensive or stringent requirements on the Company, which would result in increased compliance costs could have a material adverse effect on the Company’s results of operations.

On December 4, 2003, the Environmental Protection Agency (“EPA”) announced the development of its Interstate Air Quality Rule, now known as the Clean Air Interstate Rule. The rule was developed in an effort to reduce ozone and fine particulate matter in the Eastern United States by requiring reductions of sulfur dioxide and nitrogen oxides emissions from the power sector in 29 states, including New York where the Company’s Saranac facility is located, and the District of Columbia. The Clean Air Interstate Rule could, in whole or in part, be superseded or made more stringent by one of a number of multi-pollutant emission reduction proposals currently under consideration at the federal level as well as possible new federal regulation of carbon dioxide and other gases that may affect global climate change.

Employees

Employees necessary for the operation of the CE Generation projects are provided by CalEnergy Operating Corporation ("CEOC") and Falcon Power Operating Company ("FPOC"), indirect subsidiaries of CE Generation, under operation and maintenance agreements. As of December 31, 2004, CEOC and FPOC employed 214 and 58 people full-time, respectively.

Item 2.     Properties.

The Company’s most significant physical properties are its current interest in operating power facilities and its related real property interests. The gas fired generating facilities are located on land leased or owned by the respective project companies. The Company maintains an inventory of approximately 23,000 acres of geothermal property leases in the Salton Sea area to support the Imperial Valley Projects. The Company, as lessee, pays certain royalties and other fees to the property owners and other royalty interest holders from the revenue generated by the Imperial Valley Projects. The Company also has interests in other geothermal property leases which are unrelated to its current operating power facilities. Certain of the producing acreage owned by Magma is leased to Mammoth-Pacific Geothermal, LP as owner and operator of a 10 net MW contract nameplate geothermal power plant and a 15 net MW contract nameplate geothermal power plant at Mammoth Lakes, California, and Magma, as lessor, receives royalties from the revenues earned by such power plants.

Lessors and royalty holders are generally paid a monthly or annual rental payment during the term of the lease or mineral interest, unless and until the acreage goes into production, in which case the rental typically stops and the (generally higher) royalty payments begin. Leases of federal property are transacted with the United States Department of Interior, Bureau of Land Management, pursuant to standard geothermal leases under the Geothermal Steam Act of 1970, as amended, and the regulations promulgated thereunder (the "Regulations"), and are for a primary term of 10 years, extendible for an additional 5 years if drilling is commenced within the primary term and is diligently pursued for two successive 5 year periods upon certain conditions set forth in the Regulations. A secondary term of up to 40 years is available so long as geothermal resources from the property are being produced or used in commercial quantities. Leases of state lands may vary in form. Leases of private lands vary considerably, since their terms and provisions are the product of negotiations with the landowners.

Item 3.     Legal Proceedings.

Edison and the California Power Exchange

On July 10, 2003, the Salton Sea IV Project’s 40 MW turbine went out of service due to an uncontrollable force event. Such uncontrollable force event ended, and the Salton Sea IV Project’s turbine returned to service, on September 17, 2003. Edison failed to recognize the uncontrollable force event and, as such, has not paid amounts otherwise due and owing under the Salton Sea IV PPA totaling $2.5 million. Salton Sea Power Generation, L.P. ("SSPG"), with Fish Lake Power Company ("Fish Lake"), owner of the Salton Sea IV Project, served notices of error on Edison for such unpaid amounts. As a result, the Company had established an allowance for doubtful accounts of $1.7 million for capacity payments as of December 31, 2003. In December 2004, as a result of a settlement agreement dated December 7, 2004 resolving the dispute, which settlement is contingent upon approval by the California Public Utility Commission, the allowance for doubtful accounts was released and the associated receivable was written off.

On October 9, 2003, the Salton Sea III Project’s 50 MW turbine went out of service due to an uncontrollable force event. Such uncontrollable force event ended and the Salton Sea III Project’s turbine returned to service, on December 12, 2003. Edison failed to recognize the uncontrollable force event and as such has not paid amounts otherwise due and owing under the Salton Sea III PPA totaling $0.8 million. SSPG, owner of the Salton Sea III Project, served notice of error on Edison for such unpaid amounts. As a result, the Company had established an allowance for doubtful accounts for the full amount of this receivable. Pursuant to a letter agreement dated December 2, 2004, Edison made a settlement payment of $0.6 million on December 13, 2004. Consequently, in December 2004, the allowance for doubtful accounts was released and the remaining receivable of $0.2 million was written off.

In January 2001, the California Power Exchange declared bankruptcy. As a result, Salton Sea Power and CE Turbo had not received payment for power sold to EPME under certain transaction agreements during December 2000 and January 2001 of $3.8 million (the "PX Receivable"). Salton Sea Power and CE Turbo had established an allowance for doubtful accounts for this balance as of December 31, 2003. On September 29, 2004, Salton Sea Power and CE Turbo entered into separate Transfer of Claims Agreements with TransAlta and MEHC (the "Transfer of Claims Agreements"), pursuant to which Salton Sea Power and CE Turbo received an aggregate of $3.7 million in exchange for transferring the rights to receive payment on the PX Receivable to TransAlta and MEHC. As a result of the transaction, Salton Sea Power and CE Turbo wrote-off the PX Receivable and the related allowance for doubtful accounts and recorded a $3.8 million current liability to reflect the collection risk retained under the Transfer of Claims Agreements. Pursuant to the Transfer of Claims Agreements, to the extent that the PX Receivable becomes uncollectible, Salton Sea Power and CE Turbo can be required to pay the PX Receivable, plus interest, to MEHC and TransAlta.

Item 4.    Submission of Matters to a Vote of Security Holders.

Not Applicable.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters.

Not applicable.

Item 6.    Selected Financial Data.

The selected financial data presented below are derived from CE Generation’s audited consolidated financial statements. The consolidated financial statements reflect the consolidated financial statements of Magma and subsidiaries, FSRI and subsidiaries and YCA, each a wholly-owned subsidiary of CE Generation.

	Year Ended December 31,
	2004 (1)	2003	2002	2001	2000
	(Amounts in thousands)
Statement of Operations Data:
Total revenue(2)	$444,228	$487,422	$510,082	$565,838	$510,796
Income before minority interest and cumulative effect of change in accounting principle	18,951	58,188	79,071	89,812	73,535
Cumulative effect of change in accounting principle, net of tax (3)	-	(2,467)	-	(15,386)	-
Net income (loss)	$(3,084)	$34,874	$58,314	$58,808	$73,535

Balance Sheet Data:
Total assets	$1,447,388	$1,708,742	$1,865,036	$1,932,119	$1,984,445
Debt including current portion:
Project loans	100,473	122,573	163,142	199,006	230,221
Salton Sea notes and bonds	298,377	463,592	491,678	520,250	543,908
Senior Secured bonds	323,800	338,400	356,400	377,000	389,600
Members’ equity	$377,341	$418,885	$489,895	$467,377	$438,915

(1)
The 2004 net loss includes the partial impairment of Power Resources long-lived assets, which resulted in a non-cash after-tax charge of $33.5 million in the fourth quarter of 2004. See Note 2 in "Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements" of this Form 10-K for additional information.

(2)	The reduction in revenue since 2002 is primarily due to the expiration of the Power Resources PPA on September 30, 2003.

(3)
The cumulative effect of change in accounting principle in 2003 reflects the January 1, 2003 adoption of Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). The cumulative effect of change in accounting principle in 2001 reflects the January 1, 2001 write-off of prepaid and accrued balances associated with a change in policy for accounting for major maintenance, overhauls and well workovers. See Note 2 in "Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements" of this Form 10-K for additional information.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the selected financial data and the consolidated financial statements included in Items 6 and 8 herein.

Executive Summary

The following significant events and changes, as discussed in more detail herein, highlight the factors that affect the comparability of our financial results for each of the years ended December 31, 2004, 2003 and 2002:

•
The expiration of the long-term power purchase agreement between Power Resources and TXU in September 2003. A portion of this lost revenue was replaced with the October 2003 tolling agreement between Power Resources and ONEOK.

•	The partial impairment of Power Resources’ long-lived assets resulting in a non-cash after-tax charge of $33.5 million in December 2004.
•
The redemption by Salton Sea Funding Corporation ("Funding Corporation") of $136.4 million of its 7.475% Senior Secured Series F Bonds ("Series F Bonds") on March 1, 2004 and the related collection of the $136.4 million under Funding Corporation’s demand on MEHC.

•
The settlement agreement in regards to the Salton Sea V Project reached in April 2003 with Stone & Webster Inc. ("Stone & Webster"), which resulted in the receipt of $12.1 million from Stone & Webster. The settlement was recorded as a $4.5 million reduction of incremental capital expenditures and a $7.6 million reduction of incremental operation expenditures.

•	The Salton Sea III and Salton Sea IV Projects’ uncontrollable force events in 2003.
•	The collection of the majority of the amounts in dispute with Edison in 2002.
•	The Company made progress on several income tax examination matters during 2002, which resulted in lower income tax expense of $15.1 million in 2002.

The capacity factor for a particular project is determined by dividing the total quantity of electricity sold by the product of the project's capacity and the total hours in the year. At December 31, 2004, the capacity factors for the Salton Sea I Project, Salton Sea II Project, Salton Sea III Project, Salton Sea IV Project, and Salton Sea V Project plants are based on capacity amounts of approximately 10, 20, 50, 40, and 49 net MW, respectively. At December 31, 2004, the capacity factors for the Vulcan Project, Elmore Project, Leathers Project, Del Ranch Project, and CE Turbo Project plants are based on capacity amounts of approximately 34, 38, 38, 38 and 10 net MW, respectively. At December 31, 2004, the capacity factors for the Saranac Project, Power Resources Project and Yuma Project plants are based on capacity amounts of approximately 240, 212 and 50 MW, respectively. Each plant possesses an operating margin, which allows for production in excess of the amount listed above. Utilization of this operating margin is based upon a variety of factors and can be expected to vary throughout the year under normal operating conditions. The amount of revenues received by these projects is affected by the extent to which they are able to operate and generate electricity. Accordingly, the capacity and capacity factor figures provide information on operating performance that has affected the revenues received by these projects.

The following operating data represents the aggregate capacity and electricity production of the Imperial Valley Projects:

	Year Ended December 31,
	2004	2003	2002

Overall capacity factor	91.6%	84.6%	89.6%
MWh produced	2,625,100	2,417,700	2,561,800
Capacity (net MW)(weighted average)	326.4	326.4	326.4

The changes in the overall capacity factor and MWh production are primarily due to the uncontrollable force events at the Salton Sea III and IV Projects and other extended scheduled maintenance outages in 2003. The Salton Sea IV Project’s 40 MW turbine went out of service beginning on July 10, 2003 and returned to service on September 17, 2003. The Salton Sea III Project’s 50 MW turbine went out of service beginning October 9, 2003 and returned to service on December 12, 2003.

The following operating data represents the aggregate capacity and electricity production of the Gas Projects:

	Year Ended December 31
	2004	2003	2002

Overall capacity factor	62.9%	77.9%	92.4%
MWh produced	2,775,600	3,364,479	3,963,818
Capacity (net MW)(weighted average)	502.0	493.0	490.0

The decrease in the overall capacity factor and production and capacity factors in 2003 and 2004 is primarily the result of the expiration of Power Resources’ contract with TXU in September 2003. The increase in capacity is due to Power Resources operations as an EWG under the ONEOK tolling agreement due to the absence of the need to deliver steam to a third party.

Results of Operations for the Years Ended December 31, 2004 and 2003

Operating revenue decreased $43.5 million, or 9%, to $439.9 million for the year ended December 31, 2004 from $483.4 million for the same period in 2003. The decrease in 2004 reflects $72.3 million in lower revenue as a result of the expiration of the TXU contract at the Power Resources Project in September 2003 and $3.7 million in lower revenue due to reduced production at the Saranac Project. The decrease was partially offset by $32.5 million of increased revenue due to increased production at the Imperial Valley Projects in 2004 as a result of the Salton Sea III and IV Projects uncontrollable force events in 2003, favorable market energy rates at the Imperial Valley and Yuma Projects in 2004 and higher contract rates at the Saranac Project in 2004.

Interest and other income increased $0.4 million to $4.4 million for the year ended December 31, 2004 from $4.0 million for the same period in 2003 primarily due to sales of scrap equipment at the Imperial Valley Projects in 2004.

Fuel expenses decreased $26.2 million, or 22%, to $92.1 million for the year ended December 31, 2004 from $118.3 million for the same period in 2003. The decrease reflects $28.7 million in lower fuel costs in 2004 due to the expiration of the TXU contract at the Power Resources Project in September 2003 and a $3.9 million decrease due to reduced production at the Saranac Project, partially offset by increased fuel prices at the Yuma and Saranac Projects in 2004.

Plant operating expenses, which include operating, maintenance, resource and other plant operating expenses, increased $4.1 million, or 3%, to $133.9 million for the year ended December 31, 2004 from $129.8 million for the same period in 2003. The increase was primarily due to the $7.6 million settlement of a warranty claim with Stone & Webster received in 2003, partially offset by increased well workover and overhaul costs of $2.9 million at the Imperial Valley Projects in 2004.

Depreciation and amortization decreased $3.5 million to $84.2 million for the year ended December 31, 2004 from $87.7 million for the same period in 2003. The decrease was due to the full amortization of the long-term power purchase agreement between Power Resources and TXU in 2003.

Interest expense decreased $7.9 million to $61.5 million for the year ended December 31, 2004 from $69.4 million for the same period in 2003. The decrease is due to lower outstanding debt balances.

The $61.2 million asset impairment in 2004 reflects the partial impairment of Power Resources’ long-lived assets, which resulted in a $54.5 million write-down of Power Resources’ plant and write-offs of $6.7 million related to abandoned equipment at the Imperial Valley Projects. The $3.9 million asset impairment in 2003 represents write-offs of abandoned equipment at the Imperial Valley Projects.

The benefit for income taxes was $11.6 million for the year ended December 31, 2004 compared to a provision for income taxes of $15.7 million for the same period in 2003. The effective tax rate was (156.8)% and 21.3% in 2004 and 2003, respectively. Changes in the effective rate primarily reflect lower pre-tax income in 2004 and the corresponding effect of minority interest, depletion and energy tax credits as a percentage of pre-tax income.

The cumulative effect of a change in accounting principle in 2003 reflects the Company’s adoption of SFAS 143 as of January 1, 2003. The cumulative effect of initially applying this statement was recognized as a cumulative effect of a change in accounting principle of $2.5 million, net of tax of $1.6 million, as of January 1, 2003.

Results of Operations for the Years Ended December 31, 2003 and 2002

Operating revenue decreased $17.3 million, or 4%, to $483.4 million for the year ended December 31, 2003 from $500.7 million for the same period in 2002. The decrease reflects $44.9 million in lower revenue in 2003 from decreased production at both the Imperial Valley Projects and the Gas Projects, as a result of contract curtailments, scheduled maintenance, uncontrollable force events, the expiration of the TXU contract at Power Resources and the $21.0 million favorable adjustment to the Edison provision at the Imperial Valley Projects in the first quarter of 2002 partially offset by increases of $30.1 million due to higher energy rates at the Imperial Valley Projects and $18.4 million due to increased energy rates at the Gas Projects in 2003.

Interest and other income decreased $5.4 million to $4.0 million for the year ended December 31, 2003 from $9.4 million for the same period in 2002 primarily due to the interest earned in 2002 on past due Edison amounts and Salton Sea II Project business interruption revenue.

Fuel expenses decreased $3.4 million, or 3%, to $118.3 million for the year ended December 31, 2003 from $121.7 million for the same period in 2002. The decrease reflects $11.4 million in lower fuel costs in 2003 from decreased production at the Gas Projects, as a result of contract curtailments, scheduled maintenance and the expiration of the TXU contract at Power Resources partially offset by an $8.0 million increase due to higher fuel prices at the Gas Projects in 2003.

Plant operating expenses, which include operating, maintenance, resource and other plant operating expenses, decreased $4.3 million, or 3%, to $129.8 million for the year ended December 31, 2003 from $134.1 million for the same period in 2002. The decrease was primarily due to the $7.6 million settlement of a warranty claim with Stone & Webster, partially offset by increased major maintenance outages at the Gas Projects in 2003.

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

The $3.9 million asset impairment in 2003 represents a write-off of abandoned equipment at the Imperial Valley Projects.

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

The cumulative effect of a change in accounting principle in 2003 reflects the Company’s adoption of SFAS 143 as of January 1, 2003. The cumulative effect of initially applying this statement was recognized as a cumulative effect of a change in accounting principle of $2.5 million, net of tax of $1.6 million, as of January 1, 2003. If CE Generation had adopted the policy as of January 1, 2002, income before cumulative effect of change in accounting principle would have been $0.5 million lower for the year ended December 31, 2002 on a proforma basis.

Related Party Transactions

Pursuant to an Administrative Services Agreement between MEHC and CE Generation (the "Administrative Services Agreement"), MEHC provides certain administrative and management services to CE Generation, and MEHC’s executive, financial, legal, tax and other corporate staff departments perform certain services for CE Generation. On August 1, 2002, the Administrative Services Agreement between MEHC and CE Generation was amended to provide for a fixed monthly fee in lieu of certain expenses which were being allocated. The fixed fee, which was retroactive to January 1, 2002 and ended December 31, 2004, was $3.1 million annually. On October 22, 2004, the Administrative Services Agreement was amended to extend the fixed fee at $3.0 million per year beginning January 1, 2005 through December 31, 2007.

The Company participates in multi-employer pension plans sponsored by MEHC. The Company’s contribution to the various plans was approximately $2.1 million, $2.3 million and $1.8 million in 2004, 2003 and 2002, respectively.

Commencing March 27, 2001, Salton Sea Power and CE Turbo entered into a series of transaction agreements to sell available power from the Salton Sea V Project and CE Turbo Project to EPME based on percentages of the Dow Jones SP-15 Index. On February 11, 2003 Salton Sea Power and CE Turbo ceased selling available power to EPME. Pursuant to these transaction agreements sales to EPME totaled $1.2 million and $8.9 million in 2003 and 2002, respectively. As of December 31, 2004 and 2003, there were no accounts receivable balances from EPME.

Pursuant to the TransAlta Transaction Agreement, Salton Sea Power and CE Turbo began selling available power from the Salton Sea V Project and CE Turbo Project to TransAlta on February 12, 2003 based on percentages of the Dow Jones SP-15 Index. The TransAlta Transaction Agreement shall continue until the earlier of: (a) 30 days following a written notice of termination; or (b) any other termination date mutually agreed to by the parties. No such notice of termination has been given by either party. Pursuant to this agreement, sales to TransAlta totaled $10.5 million and $9.9 million in 2004 and 2003, respectively. As of December 31, 2004 and 2003, accounts receivable balances from TransAlta were $1.3 million and $1.6 million, respectively.

On January 21, 2004, Salton Sea Power and CE Turbo entered into a Green Energy Tag Purchase and Sale Agreement to sell the Green Tags associated with up to 931,800 MWh of available generation of the Salton Sea V Project and CE Turbo Project through December 31, 2008 to TransAlta Marketing at a market price per Green Tag. Pursuant to this agreement, sales to TransAlta Marketing commenced in July 2004 and totaled $0.5 million in 2004. As of December 31, 2004, there were no accounts receivable balances from TransAlta Marketing.

In January 2001, the California Power Exchange declared bankruptcy. As a result, Salton Sea Power and CE Turbo had not received payment for the PX Receivable. Salton Sea Power and CE Turbo had established an allowance for doubtful accounts for this balance as of December 31, 2003. On September 29, 2004, Salton Sea Power and CE Turbo entered into Transfer of Claims Agreements, pursuant to which the Salton Sea Power and CE Turbo received an aggregate of $3.7 million in exchange for transferring the rights to receive payment on the PX Receivable to TransAlta and MEHC. As a result of the transaction, Salton Sea Power and CE Turbo wrote-off the PX Receivable and the related allowance for doubtful accounts and recorded a $3.8 million current liability to reflect the collection risk retained under the Transfer of Claims Agreements. Pursuant to the Transfer of Claims Agreements, to the extent that the PX Receivable becomes uncollectible, Salton Sea Power and CE Turbo can be required to pay the PX Receivable, plus interest, to MEHC and TransAlta.

Pursuant to the November 1, 1998 Amended and Restated Power Sales Agreements, Salton Sea Power and CE Turbo provided CalEnergy Minerals with the Zinc Recovery Project’s electrical energy requirements at the market rates available to them, less wheeling costs. Pursuant to these agreements, sales to CalEnergy Minerals from Salton Sea Power totaled $1.3 million, $0.9 million and $0.4 million for the years ended December 31, 2004, 2003 and 2002, respectively, and there were no sales to CalEnergy Minerals from CE Turbo for the years ended December 31, 2004, 2003 or 2002. On September 10, 2004, CalEnergy Minerals ceased operations of the Zinc Recovery Project. Accordingly, except for sales during the dismantling and decommissioning phases of the Zinc Recovery Project, no further sales to CalEnergy Minerals are expected. There were no material accounts receivable balances at December 31, 2004 or 2003 from CalEnergy Minerals.

On December 31, 2004, in connection with the dismantling and decommissioning of the Zinc Recovery Project, CalEnergy Minerals sold certain equipment to the Imperial Valley Projects. The equipment was sold at a fair market value of approximately $0.4 million, which amount was paid in January 2005.

Liquidity and Capital Resources

Each of CE Generation’s direct or indirect subsidiaries is organized as a legal entity separate and apart from CE Generation and its other subsidiaries. Pursuant to separate project financing agreements applicable to the Imperial Valley Projects and the Saranac Project, the assets of each subsidiary with a direct or indirect ownership interest in the Imperial Valley Projects and the Saranac Project are pledged or encumbered to support or otherwise provide the security for their own project or subsidiary debt. It should not be assumed that any asset of any subsidiary of CE Generation will be available to satisfy the obligations of CE Generation or any of its other subsidiaries; provided, however, that unrestricted cash or other assets which are available for distribution may, subject to applicable law and the terms of financing arrangements for such parties, be advanced, loaned, paid as dividends or otherwise distributed or contributed to CE Generation or affiliates thereof. For the purposes of the immediately preceding two sentences, the term "subsidiary" means all of CE Generation’s direct or indirect subsidiaries: (1) owning direct or indirect interests in the Imperial Valley Projects other than Magma and Salton Sea Power; or (2) owning direct interests in the subsidiary that owns interests in the Saranac Project.

CE Generation generated cash flows from operations of $128.2 million for the year ended December 31, 2004 compared with $146.6 million for the same period in 2003. The decrease was due primarily to the expiration of the Power Resources PPA on September 30, 2003.

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

The Power Resources Project, sold electricity to TXU as a QF, pursuant to the Power Resources PPA, which provided for capacity and energy payments. Capacity and energy payments, in 2003 were $3.7 million per month and 3.6 cents per kWh, respectively. The Power Resources PPA expired September 30, 2003. The Power Resources Project sold steam to ALON under a 15-year agreement that also expired September 30, 2003.

On August 5, 2003, Power Resources entered into a Tolling Agreement with ONEOK. The agreement commenced October 1, 2003 and expires December 31, 2005. Under the terms of the agreement, Power Resources, as an EWG, sells its electricity and capacity to ONEOK for $1.75 per kW-month plus a variable operating and maintenance fee of $0.50 per MWh. In addition, ONEOK pays annual turbine start-up costs in an amount equal to the greater of (i) $3,643 per turbine start-up, (ii) $939,986 and (iii) $140 per hour of operation during the year.

The Company has efforts underway to evaluate and execute long-term business alternatives for the Power Resources Project. However, given the December 31, 2005 expiration of the Tolling Agreement with ONEOK and the surplus of generation capacity and depressed energy prices in the Electric Reliability Council of Texas markets, the Company has been evaluating Power Resources’ long-lived assets to assess whether the carrying value of the assets is recoverable.

During the fouth quarter of 2004, management determined that a portion of the carrying value of the Power Resources long-lived assets is no longer recoverable. As a result, the Company recognized a non-cash impairment charge of $33.5 million, net of tax of $21.0 million, in accordance with SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets," to write down the long-lived assets to their fair value. The fair value was determined based on discounted estimated cash flows from the future use of the long-lived assets. The impairment charge will not result in any current or future cash expenditures.

Additionally, the Company wrote down $6.7 million and $3.9 million of abandoned equipment at the Imperial Valley Projects in 2004 and 2003, respectively.

Cash flow from investing activities was $114.1 million for the year ended December 31, 2004 compared with cash used of $13.2 million for the same period in 2003. The change is primarily due to the concurrent payment under the MEHC guarantee related to the redemption of a portion of the Series F Bonds, as described below. Capital expenditures and major maintenance cash reserves are a primary component of investing activities and were lower in 2003 due to the portion of the Stone & Webster settlement received in 2003 recorded as a reduction of incremental capital expenditures. Capital expenditures for 2005 are expected to be approximately $33.8 million. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of such reviews. The Company expects to meet these capital expenditures with cash flows from operations.

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

Cash flow used in financing activities was $243.7 million for the year ended December 31, 2004 compared with $143.2 million for the same period in 2003. The changes in cash flows from financing activities reflect the scheduled debt repayments, the redemption of $136.4 million of Funding Corporation’s Series F Bonds, lower distributions in 2004 and a $52.9 million reduction to the debt service reserve account of Funding Corporation in 2003.

On March 1, 2004, Funding Corporation completed the redemption of an aggregate principal amount of $136.4 million of its Series F Bonds, pro rata, at a redemption price of 100% of such aggregate outstanding principal amount, plus accrued interest to the date of redemption. Funding Corporation also made a demand on MEHC, and MEHC performed under that demand, for the full amount remaining on MEHC's guarantee of the Series F Bonds in order to fund the redemption. Given the payment under MEHC's guarantee, MEHC no longer has any liability with respect to its guarantee.

In May 2003, the previous $65.4 million debt service reserve letter of credit issued by a financial institution for the account of Funding Corporation was replaced by a letter of credit issued in the current amount of $25.3 million by a financial institution for the account of TransAlta and a letter of credit issued in the current amount of $26.7 million by a financial institution for the account of MEHC, which expire on January 1, 2006 and June 6, 2005, respectively.

Environmental Liabilities

The Company is subject to numerous legislative and regulatory environmental protection requirements involving air and water pollution, waste management, hazardous chemical use, noise abatement, and land use aesthetics. State and federal environmental laws and regulations currently have, and future modifications may have, the effect of (i) increasing the lead time for the construction of new facilities, (ii) significantly increasing the total cost of new facilities, (iii) requiring modification of the Company’s existing facilities, (iv) increasing the risk of delay on construction projects, (v) increasing the Company’s cost of waste disposal and (vi) reducing the reliability of service provided by the Company and the amount of energy available from the Company’s facilities. Any of such items could have a substantial impact on amounts required to be expended by the Company in the future. Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other social and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediation of sites, other companies’ clean-up experience and data released by the EPA or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new circumstances, and are included in the accompanying consolidated balance sheets at their undiscounted amounts. As of December 31, 2004 and 2003, the environmental liabilities recorded as current liabilities were $2.7 million and $4.6 million, respectively.

On December 4, 2003, the EPA announced that development of its Interstate Air Quality Rule, now known as the Clean Air Interstate Rule. The rule was developed in an effort to reduce ozone and fine particulate matter in the Eastern United States by requiring reductions of SO2 and NOx emissions from the power sector in 29 states, including New York where the Company’s Saranac facility is located. The Clean Air Interstate Rule could, in whole or in part, be superceded or made more stringent by one of a number of multi-pollutant emission reduction proposals currently under consideration at the federal level as well as possible new federal regulation of carbon dioxide and other gases that may affect global climate change.

Inflation

Inflation has not had a significant impact on CE Generation’s cost structure.

Contractual Obligations and Commercial Commitments

The Company has contractual obligations and commercial commitments that may affect its financial condition. Contractual obligations to make future payments primarily arise from long-term debt and fuel purchase agreements. In addition, possible future payments arise from lines of credit and standby letters of credit.

The following tables identify material obligations and commitments as of December 31, 2004 (in thousands):

	Payments Due by Period
		< 1	2-3	4-5	>5
	Total	Year	Years	Years	Years

Contractual cash obligations:
Long-term debt	$722,650	$69,612	$153,690	$115,874	$383,474
Interest expense	354,322	53,389	90,210	67,775	142,948
Other long-term obligations (1)	328,816	68,544	145,423	114,849	-
Total contractual cash obligations	$1,405,788	$191,545	$389,323	$298,498	$526,422

(1)	Other long-term obligations represent natural gas purchase agreements for the Saranac Project as of December 31, 2004.

General Electric Capital Corporation ("GECC"), an indirect owner of the Saranac Partnership, has issued an irrevocable letter of credit for the account of the Saranac Partnership to its gas supplier in the current amount of approximately $16.0 million. Under the credit facility pursuant to which GECC issued such letter of credit, the Saranac Partnership has additional availability of approximately $4.5 million for additional letters of credit. Annual fees related to these letters of credit are calculated as 1.75% of the issued balance and ..05% of the unissued balance. A financial institution has issued for the account of CE Generation a debt service reserve letter of credit in the current amount of $24.2 million in favor of the holders of the Senior Secured Bonds.

Off Balance Sheet Arrangements

The Company does not have any obligations which meet the definition of an off-balance sheet arrangement and which have or are reasonably likely to have a material effect on the financial statements.

New Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest, or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FASB Interpretation No. 46R (“Fin 46R”) which served to clarify guidance in FIN 46. During the fourth quarter of 2003, the Company adopted the provisions of FIN 46R with respect to special purpose entities. The adoption did not have a significant impact on the Company’s financial position, results of operations or cash flows. During the first quarter of 2004, the Company adopted the provisions of FIN 46R related to non-special purpose entities. The Company has considered the provisions of FIN 46R for all subsidiaries and their related power purchase, power sale or tolling agreements. Factors considered in the analysis include the duration of the agreements, how capacity and energy payments are determined, source of payment terms for fuel, as well as responsibility and payment for operating and maintenance expenses. As a result of these considerations, the Company has determined its power purchase, power sale and tolling agreements do not represent significant variable interests. Accordingly, the Company has concluded that it is appropriate to continue to consolidate its power plant projects.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on the Company’s assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer's credit worthiness or actual defaults are higher than the Company’s historical experience, estimates of the recoverability of amounts due could be adversely affected.

Impairment of Long-Lived Assets and Goodwill

The Company’s long-lived assets consist primarily of properties, plants and equipment. Depreciation is computed using the straight-line method based on economic lives. The Company believes the useful lives assigned to the depreciable assets, which generally range from 3 to 30 years, are reasonable.

The Company periodically evaluates long-lived assets, including properties, plants and equipment, when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Upon the occurrence of a triggering event, the carrying amount of a long-lived asset or intangible asset is reviewed to assess whether the recoverable amount has declined below its carrying amount. The recoverable amount is the estimated net future cash flows that the Company expects to recover from the future use of the asset, undiscounted and without interest, including the asset’s residual value on disposal. Where the recoverable amount of the long-lived asset or intangible asset is less than the carrying value, an impairment loss would be recognized to write down the asset to its fair value that is based on discounted estimated cash flows from the future use of the asset including the asset’s residual value on disposal.

The estimate of cash flows arising from future use of the asset that are used in the impairment analysis requires judgment regarding what the Company would expect to recover from future use of the asset. Any changes in the estimates of cash flows arising from future use of the asset or the residual value of the asset on disposal based on changes in the market conditions, changes in the use of the asset, management’s plans, the determination of the useful life of the asset and technology changes in the industry could significantly change the calculation of the fair value or recoverable amount of the asset and the resulting impairment loss, which could significantly affect the results of operations. The determination of whether impairment has occurred is based on an estimate of undiscounted cash flows attributable to the assets, as compared to the carrying value of the assets. An impairment analysis of generating facilities requires estimates of possible future market prices, load growth, competition and many other factors over the lives of the facilities. The amount of a resulting impairment loss is highly dependent on these underlying assumptions.

The provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which establishes the accounting for acquired goodwill and other intangible assets, and provides that goodwill and indefinite-lived intangible assets will not be amortized, requires allocating goodwill to each reporting unit and testing for impairment using a two-step approach. The goodwill impairment test is performed annually or whenever an event has occurred that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The Company completed its annual review pursuant to SFAS 142 for its reporting unit as of October 31, 2004, primarily using a discounted cash flow methodology. No impairment was indicated as a result of this assessment.

Contingent Liabilities

The Company establishes reserves for estimated loss contingencies, such as environmental, legal and income taxes, when it is management’s assessment that a loss is probable and the amount of the loss can be reasonably estimated. Revisions to contingent liabilities are reflected in operations in the period in which different facts or information become known or circumstances change that affect the previous assumptions with respect to the likelihood or amount of loss. Reserves for contingent liabilities are based upon management’s assumptions and estimates, and advice of legal counsel or other third parties regarding the probable outcomes of any matters. Should the outcomes differ from the assumptions and estimates, revisions to the estimated reserves for contingent liabilities would be required.

Income Taxes

CE Generation and its subsidiaries file a consolidated federal tax return. Deferred tax assets and liabilities are recognized based on the difference between the financial statement and tax bases of assets and liabilities using estimated tax rates in effect for the year in which the differences are expected to reverse. The calculation of current and deferred income taxes requires management to apply judgment related to the application of complex tax laws or related interpretations and uncertainties related to the outcomes of tax audits. Changes in such factors may result in changes to management’s estimates which could require the Company to adjust its currently recorded tax assets and liabilities and record additional income tax expense or benefits.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

At December 31, 2004 and 2003, the Company had fixed-rate long-term debt of $622.2 million and $802.0 million, respectively, with a fair value of $669.5 million and $826.8 million, respectively. These instruments are fixed-rate and therefore do not expose the Company to the risk of earnings loss due to changes in market interest rates. However, the fair value of these instruments would decrease by approximately $20.0 million and $44.7 million, respectively, if interest rates were to increase by 10% from their levels at December 31, 2004 and 2003, respectively. In general, a decrease in fair value would impact earnings and cash flows only if the Company were to reacquire all or a portion of these instruments prior to their maturity.

At December 31, 2004 and 2003 the Company had floating-rate obligations of $100.5 million and $122.6 million, respectively, which exposes the Company to the risk of increased interest expense in the event of increases in short-term interest rates. The Company has entered into interest rate swap agreements for the purpose of completely offsetting these interest rate fluctuations. The interest rate differential is reflected as an adjustment to interest expense over the life of the instruments. At December 31, 2004 and 2003, these interest rate swaps had an aggregate notional amount of $100.5 million and $122.6 million, respectively, which the Company could terminate at a cost of approximately $6.4 million and $13.9 million. A decrease of 10% in the December 31, 2004 and 2003 level of interest rates would increase the cost of terminating the swaps by approximately $1.2 million and $3.2 million, respectively. These termination costs would impact the Company’s earnings and cash flows only if all or a portion of the swap instruments were terminated prior to their expiration.

Item 8.     Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members
CE Generation, LLC
Omaha, Nebraska

We have audited the accompanying consolidated balance sheets of CE Generation, LLC and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations and other comprehensive income, of members’ equity, and of cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CE Generation, LLC and subsidiaries as of December 31, 2004 and 2003 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its accounting policy for asset retirement obligations in 2003.

/s/ Deloitte & Touche LLP

Omaha, Nebraska
February 25, 2005

CE GENERATION, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)
	As of December 31,
	2004	2003
ASSETS

Current assets:
Cash and cash equivalents	$32,540	$33,853
Restricted cash	7,252	7,297
Trade accounts receivable, net of allowance of $- and $6,268	49,800	49,434
Trade accounts receivable from affiliate	1,285	1,564
Inventories	26,604	25,265
Prepaid expenses and other current assets	6,088	6,104
Note receivable from related party and other due from affiliates	1,165	137,034
Total current assets	124,734	260,551
Restricted cash	1,732	6,419
Properties, plants and equipment, net	916,419	1,020,087
Goodwill	265,897	265,897
Intangible assets, net	131,482	147,272
Deferred financing charges and other assets	7,124	8,516
Total assets	$1,447,388	$1,708,742

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$1,990	$1,262
Accrued interest	2,915	3,156
Interest rate swap liability	6,391	13,873
Accrued natural gas liability	7,590	7,748
Other accrued liabilities	24,706	24,145
Income tax payable	1,949	1,138
Current portion of long-term debt	69,612	201,915
Total current liabilities	115,153	253,237
Project loans	74,281	100,473
Salton Sea notes and bonds	269,757	298,377
Senior secured bonds	309,000	323,800
Deferred income taxes	247,978	257,045
Other long-term liabilities	8,220	8,039
Total liabilities	1,024,389	1,240,971

Minority interest	45,658	48,886

Commitments and contingencies (Note 10)

Members’ equity:
Members’ equity	380,238	425,122
Accumulated other comprehensive loss	(2,897)	(6,237)
Total members’ equity	377,341	418,885
Total liabilities and members’ equity	$1,447,388	$1,708,742

The accompanying notes are an integral part of these financial statements.

CE GENERATION, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2004	2003	2002

Revenue:
Operating revenue	$439,866	$483,397	$500,729
Interest and other income	4,362	4,025	9,353
Total revenue	444,228	487,422	510,082
Costs and expenses:
Fuel	92,065	118,334	121,736
Plant operations	133,939	129,815	134,065
General and administrative	3,983	4,416	6,899
Depreciation and amortization	84,221	87,665	82,055
Interest expense	61,468	69,421	76,697
Asset impairment (Note 3)	61,171	3,862	-
Total costs and expenses	436,847	413,513	421,452
Income before provision (benefit) for income taxes	7,381	73,909	88,630
Provision (benefit) for income taxes	(11,570)	15,721	9,559
Income before minority interest and cumulative effect of change in accounting principle	18,951	58,188	79,071
Minority interest	22,035	20,847	20,757
Income (loss) before cumulative effect of change in accounting principle	(3,084)	37,341	58,314
Cumulative effect of change in accounting principle, net of tax (Note 2)	-	(2,467)	-
Net income (loss)	$(3,084)	$34,874	$58,314

Other comprehensive income:
Unrealized gain (loss) on cash flow hedges, net of tax of $1,857, $1,999 and $(1,438)	3,340	3,616	(2,157)
Comprehensive income	$256	$38,490	$56,157

The accompanying notes are an integral part of these financial statements.

CE GENERATION, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
(In thousands)

		Accumulated
		Other
	Members'	Comprehensive
	Equity	Loss	Total

Balance, January 1, 2002	$475,073	$(7,696)	$467,377
Distributions	(33,639)	-	(33,639)
Net income	58,314	-	58,314
Other comprehensive income - Fair value adjustment on cash flow hedges, net of tax of $(1,438)	-	(2,157)	(2,157)
Balance, December 31, 2002	499,748	(9,853)	489,895
Distributions	(109,500)	-	(109,500)
Net income	34,874	-	34,874
Other comprehensive income - Fair value adjustment on cash flow hedges, net of tax of $1,999	-	3,616	3,616
Balance, December 31, 2003	425,122	(6,237)	418,885
Distributions	(41,800)	-	(41,800)
Net loss	(3,084)	-	(3,084)
Other comprehensive income - Fair value adjustment on cash flow hedges, net of tax of $1,857	-	3,340	3,340
Balance, December 31, 2004	$380,238	$(2,897)	$377,341

The accompanying notes are an integral part of these financial statements.

CE GENERATION, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2004	2003	2002

Cash flows from operating activities:
Net income (loss)	$(3,084)	$34,874	$58,314
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	84,221	87,665	82,055
Provision for deferred income taxes	(10,924)	8,657	10,490
Distributions to minority interest in excess of income	(5,515)	(5,029)	(5,222)
Cumulative effect of change in accounting principle, net of tax	-	2,467	-
Asset impairment	61,171	3,862	-
Amortization of deferred financing costs	1,248	1,488	1,824
Changes in other items:
Trade accounts receivable, net	(87)	12,556	65,171
Inventories	(1,339)	(216)	(1,344)
Due from affiliates, net	488	(1,057)	538
Accounts payable and other accrued liabilities	1,882	(2,584)	(12,397)
Other assets	186	3,926	(1,882)
Net cash flows from operating activities	128,247	146,609	197,547

Cash flows from investing activities:
Capital expenditures, net of warranty settlement	(26,960)	(22,534)	(28,640)
Proceeds from related party note receivable	136,383	1,406	2,107
Decrease (increase) in restricted cash	4,687	7,880	(290)
Net cash flows from investing activities	114,110	(13,248)	(26,823)

Cash flows from financing activities:
Repayment of project loans	(22,100)	(40,568)	(35,864)
Repayment of Salton Sea notes and bonds	(165,215)	(28,087)	(28,572)
Repayment of Senior secured bonds	(14,600)	(18,000)	(20,600)
Distributions	(41,800)	(109,500)	(33,639)
Decrease (increase) in restricted cash	45	52,941	(43,213)
Net cash flows from financing activities	(243,670)	(143,214)	(161,888)
Net change in cash and cash equivalents	(1,313)	(9,853)	8,836
Cash and cash equivalents at beginning of year	33,853	43,706	34,870
Cash and cash equivalents at end of year	$32,540	$33,853	$43,706

Supplemental disclosure:
Interest paid	$58,898	$66,653	$74,067
Income taxes paid (refunded)	$(1,356)	$1,614	$1,199

The accompanying notes are an integral part of these financial statements.

CE GENERATION, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Operations

In February 1999, MidAmerican Energy Holdings Company ("MEHC") completed a strategic restructuring in conjunction with its acquisition of MHC Inc. (formerly MidAmerican Energy Holdings Company), in which MEHC's common stock interests in Magma Power Company ("Magma"), FSRI Holdings, Inc. ("FSRI") and California Energy Development Corporation, and their subsidiaries (which own the geothermal and natural gas-fired combined cycle cogeneration facilities described below) were contributed by MEHC to the newly created CE Generation, LLC ("CE Generation" or the "Company").

On March 3, 1999, MEHC closed the sale of 50% of its ownership interests in CE Generation to El Paso CE Generation Holding Company ("El Paso").

On January 29, 2003, TransAlta USA Inc. ("TransAlta"), a wholly owned subsidiary of TransAlta Corporation, purchased El Paso’s 50% interest in CE Generation.

In these notes to consolidated financial statements, references to KW means kilowatts, MW means megawatts, MWh means megawatt hours, and MMBtus means million British thermal units.

General

CE Generation is engaged in the independent power business. The following table sets out information concerning CE Generation's projects:

	Facility			Purchase
	Net			Power
	Capacity	Net MW		Agreement
Operating Project	(MW)	Owned	Location	Expiration

Geothermal Facilities:
Salton Sea Projects
Salton Sea I	10	10	California	2017
Salton Sea II	20	20	California	2020
Salton Sea III	50	50	California	2019
Salton Sea IV	40	40	California	2026
Salton Sea V	49	49	California	Varies
Total Salton Sea Projects	169	169
Partnership Projects
Vulcan	34	34	California	2016
Elmore	38	38	California	2018
Leathers	38	38	California	2019
Del Ranch	38	38	California	2019
CE Turbo	10	10	California	Varies
Total Partnership Projects	158	158
Total geothermal facilities	327	327
Gas Facilities:
Saranac	240	180	New York	2009
Power Resources	212	212	Texas	2005
Yuma	50	50	Arizona	2024
Total gas facilites	502	442
Total operating projects	829	769

CE Generation affiliates currently own and operate ten geothermal plants in the Imperial Valley in California known as the Salton Sea I Project, Salton Sea II Project, Salton Sea III Project, Salton Sea IV Project and Salton Sea V Project (collectively, the "Salton Sea Projects"), the Vulcan Project, Elmore Project, Leathers Project, Del Ranch Project and CE Turbo Project (collectively the "Partnership Projects" and, together with the Salton Sea Projects the “Imperial Valley Projects”).

CE Generation affiliates currently operate three gas fired facilities (the "Gas Projects") located in New York, Texas and Arizona. The Gas Projects consist of the "Saranac Project", the "Power Resources Project", and the "Yuma Project", respectively.

2.   Summary of Significant Accounting Policies

Basis of Presentation

These consolidated financial statements of CE Generation reflect the consolidated financial statements of Magma and subsidiaries, FSRI and subsidiaries and Yuma Cogeneration Associates, each a wholly-owned subsidiary. All intercompany transactions and balances have been eliminated in consolidation.

Based on the nature of the Company’s products, production and distribution processes, types of customers and the regulatory environment and the economic characteristics of its operations, the Company has determined that it operates in one reportable segment.

Reclassifications

Certain amounts in the fiscal 2003 and 2002 consolidated financial statements and supporting note disclosures have been reclassified to conform to the fiscal 2004 presentation. Such reclassification did not impact previously reported net income or retained earnings.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on the Company’s assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is deterioration of a major customer's credit worthiness or actual defaults are higher than the Company’s historical experience, estimates of the recoverability of amounts due to the Company could be adversely affected.

Inventories

Inventories consist of spare parts and supplies and are valued at the lower of cost or market. Cost for large replacement parts is determined using the specific identification method. For the remaining supplies, cost is determined using the weighted average cost method.

Properties, Plants and Equipment, Net

Properties, plants and equipment are recorded at historical cost. The cost of major additions and betterments are capitalized, while replacements, maintenance, overhaul and well rework and repairs that do not improve or extend the lives of the respective assets are expensed. Depreciation of the operating power plant costs, net of salvage value if applicable, is computed using the straight-line method based on economic lives. The Company believes the useful lives assigned to the depreciable assets, which generally range from 2 to 30 years, are reasonable.

Intangible Assets, Net

The Company’s intangible assets consist of acquired power sales agreements and are amortized using the straight-line method over the remaining contract periods, which have ranged from 4 to 30 years.

Impairment of Long-Lived Assets

The Company periodically evaluates long-lived assets, including properties, plants and equipment, and intangible assets when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Upon the occurrence of a triggering event, the carrying amount of a long-lived asset or intangible asset is reviewed to assess whether the recoverable amount has declined below its carrying amount. The recoverable amount is the estimated net future cash flows that the Company expects to recover from the future use of the asset, undiscounted and without interest, including the asset’s residual value on disposal. Where the recoverable amount of the long-lived asset or intangible asset is less than the carrying value, an impairment loss would be recognized to write down the asset to its fair value that is based on discounted estimated cash flows from the future use of the asset, including the asset’s residual value on disposal.

Goodwill

The provisions of Statement of Financial Accounting Standard (“SFAS”) No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which establishes the accounting for acquired goodwill and other intangible assets, and provides that goodwill and indefinite-lived intangible assets will not be amortized, requires allocating goodwill to each reporting unit and testing for impairment using a two step approach. The goodwill impairment test is performed annually or whenever an event has occurred that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The Company completed its annual review pursuant to SFAS 142 as of October 31, 2004 using a discounted cash flow methodology. No impairment was indicated as a result of the assessment.

Revenue Recognition and Significant Customers

CE Generation recognizes revenue and related accounts receivable from sales of electricity on an accrual basis. All of CE Generation’s sales of electricity (except for the CE Turbo Project, a portion of the Salton Sea V Project and the Power Resources Project) are under long-term power purchase contracts.

CE Generation’s sales of electricity from the Imperial Valley Projects comprised approximately 47%, 39%, and 37%, of 2004, 2003, and 2002 operating revenue, respectively. Of these sales, approximately 87%, 90% and 95% were to Southern California Edison Company ("Edison") in 2004, 2003 and 2002, respectively. Sales of electricity from the Saranac Project comprised approximately 44%, 39% and 37%, of the 2004, 2003 and 2002 operating revenue, respectively. Of these sales, approximately 99% were to New York State Electric and Gas Corporation ("NYSE&G"). Sales of electricity from the Power Resources Project comprised approximately 1%, 16% and 19%, of the 2004, 2003 and 2002 operating revenues, respectively. In 2003 and 2002 approximately 97% of these sales were to TXU Power Generation Company LP ("TXU"). The Power Resources power purchase agreement with TXU expired September 30, 2003. The trade accounts receivable balances are primarily uncollateralized receivables from long-term power purchase contracts. At December 31, 2004 and 2003 the trade accounts receivable balance from Edison was $26.6 million and $23.8 million, respectively, and from NYSE&G was $17.2 million and $16.9 million, respectively.

Income Taxes

CE Generation and its subsidiaries file a consolidated federal tax return. Deferred tax assets and liabilities are recognized based on the difference between the financial statement and tax bases of assets and liabilities using estimated tax rates in effect for the year in which the differences are expected to reverse. The calculation of current and deferred income taxes requires management to apply judgment related to the application of complex tax laws or related interpretations and uncertainties related to the outcomes of tax audits. Changes in such factors may result in changes to management’s estimates which could require the Company to adjust its currently recorded tax assets and liabilities and record additional income tax expense or benefits.

Financial Instruments

The Company follows SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedge Activities", which requires an entity to recognize all of its derivatives as either assets or liabilities in its statement of financial position and measure those instruments at fair value. The interest rate swap agreements are considered cash flow hedges and therefore the fair value is recorded in accumulated other comprehensive income.

CE Generation utilizes swap agreements to manage market risks and reduce its exposure resulting from fluctuation in interest rates. For interest rate swap agreements, the net cash amounts paid or received on the agreements are accrued and recognized as an adjustment to interest expense. CE Generation's practice is not to hold or issue financial instruments for trading purposes. These instruments are either exchange traded or with counterparties of high credit quality; therefore, the risk of nonperformance by the counterparties is considered to be negligible. Fair values of financial instruments are estimated based on quoted market prices for debt issues actively traded or on market prices of similar instruments.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest, or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FASB Interpretation No. 46R (“FIN 46R”) which served to clarify guidance in FIN 46. During the fourth quarter of 2003, the Company adopted the provisions of FIN 46R with respect to special purpose entities. The adoption did not have a significant impact on the Company’s financial position, results of operations or cash flows. During the first quarter of 2004, the Company adopted the provisions of FIN 46R related to non-special purpose entities. The Company has considered the provisions of FIN 46R for all subsidiaries and their related power purchase, power sale or tolling agreements. Factors considered in the analysis include the duration of the agreements, how capacity and energy payments are determined, source of payment terms for fuel, as well as responsibility and payment for operating and maintenance expenses. As a result of these considerations, the Company has determined its power purchase, power sale and tolling agreements do not represent significant variable interests. Accordingly, the Company has concluded that it is appropriate to continue to consolidate its power plant projects.

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

The Company’s review identified legal retirement obligations for landfill and plant abandonment costs. The Company used an expected cash flow approach to measure the obligations. The change in the balance of the asset retirement obligation liability is summarized as follows (in thousands):

	December 31,
	2004	2003

Balance, January 1	$8,039	$7,462
Accretion and amortization expense	181	577
Balance, December 31	$8,220	$8,039

3.    Properties, Plants and Equipment, Net

Properties, plants and equipment comprise the following at December 31 (in thousands):

	Estimated
	Useful Lives	2004	2003

Properties, plants and equipment, net:
Power plants	25 to 30 years	$1,189,443	$1,297,186
Wells and resource development	2 to 30 years	198,395	190,079
Equipment	3 to 30 years	4,210	4,210
Total operating assets		1,392,048	1,491,475
Accumulated depreciation and amortization		(475,629)	(471,388)
Properties, plants and equipment, net		$916,419	$1,020,087

Asset Impairments

On August 5, 2003, Power Resources, Ltd. ("Power Resources") entered into a Tolling Agreement with ONEOK Energy, Marketing and Trading Company, L.P. ("ONEOK"). The agreement commenced October 1, 2003 and expires December 31, 2005. Under the terms of the agreement, Power Resources, as an exempt wholesale generator, sells its electricity and capacity to ONEOK for a fixed price per KW-month plus variable operating and maintenance recovery fees.

The Company has efforts underway to evaluate and execute long-term business alternatives for the Power Resources Project. However, given the December 31, 2005 expiration of the Tolling Agreement with ONEOK and the surplus of generation capacity and depressed energy prices in the Electric Reliability Council of Texas markets, the Company has been evaluating Power Resources’ long-lived assets to assess whether the carrying value of the assets is recoverable.

During the fourth quarter of 2004, management determined that a portion of the carrying value of the Power Resources long-lived assets is no longer recoverable. As a result, the Company recognized a non-cash impairment charge of $33.5 million, net of tax of $21.0 million in accordance with SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets," to write down the long-lived assets to their fair value. The fair value was determined based on discounted estimated cash flows from the future use of the long-lived assets. The impairment charge will not result in any current or future cash expenditures.

Additionally, the Company wrote down $6.7 million and $3.9 million of abandoned equipment in 2004 and 2003, respectively.

Stone and Webster, Inc. (“Stone & Webster”)

The Salton Sea V Project was constructed by Stone & Webster, pursuant to a date certain, fixed-price, turnkey engineering, procure, construct and manage contract (the "Salton Sea V Project EPC Contract"). On March 7, 2002, Salton Sea Power LLC ("Salton Sea Power"), the owner of the Salton Sea V Project, filed a Demand for Arbitration against Stone & Webster for breach of contract and breach of warranty arising from deficiencies in Stone & Webster’s design, engineering, construction and procurement of equipment for the Salton Sea V Project pursuant to the Salton Sea V Project EPC Contract. On April 25, 2003, Salton Sea Power entered into a settlement agreement with Stone & Webster. The Settlement Agreement resulted in a total payment of $12.1 million from Stone & Webster in the second quarter 2003 and the arbitration was dismissed. The settlement was recorded as a $4.5 million reduction of incremental capital expenditures and a $7.6 million reduction of incremental operating expenses related to legal, other expenses and equipment write-offs.

On November 25, 2002, Vulcan/BN Geothermal Power Company, Del Ranch, L.P., and CE Turbo, LLC ("CE Turbo") entered into a settlement agreement with Stone & Webster related to a Demand for Arbitration against Stone & Webster for breach of contract and breach of warranty arising from deficiencies in Stone & Webster’s design, engineering, construction and procurement of equipment for the CE Turbo Project. The settlement agreement resulted in a $3.5 million payment from Stone & Webster which was recorded as a reduction of incremental capital expenditures.

4.    Intangible Assets, Net

Intangible assets comprise the following at December 31 (in thousands):

		2004		2003
		Gross		Gross
	Estimated	Carrying	Accumulated	Carrying	Accumulated
	Useful Lives	Amount	Amortization	Amount	Amortization

Power Purchase Contracts	4 to 30 years	$315,434	$210,999	$315,434	$197,138
Patented Technology	24 years	46,290	19,243	46,290	17,314
Total		$361,724	$230,242	$361,724	$214,452

Amortization expense on acquired intangible assets was $15.8 million, $18.7 million and $18.3 million for the years ended December 31, 2004, 2003 and 2002, respectively. CE Generation expects amortization expense on acquired intangible assets to be $15.8 million for each of the four succeeding fiscal years and $11.1 million in 2009.

5.   Project Loans

Each of CE Generation's direct or indirect subsidiaries is organized as a legal entity separate and apart from CE Generation, its other subsidiaries. Pursuant to separate project financing agreements applicable to the Imperial Valley Projects and the Saranac Project, the assets of each subsidiary with an indirect or direct ownership interest in the Imperial Valley Projects and the Saranac Project are pledged or encumbered to support or otherwise provide the security for their own project or subsidiary debt. It should not be assumed that any asset of any subsidiary of CE Generation, will be available to satisfy the obligations of CE Generation or any of its other subsidiaries; provided, however, that unrestricted cash or other assets which are available for distribution may, subject to applicable law and the terms of financing arrangements for such parties, be advanced, loaned, paid as dividends or otherwise distributed or contributed to CE Generation or affiliates thereof. For purposes of the immediately preceding two sentences, the term “subsidiary” means all of CE Generation's direct or indirect subsidiaries (1) owning direct or indirect interests in the Imperial Valley Projects other than Magma and Salton Sea Power, or (2) owning direct interests in the subsidiary that owns interests in the Saranac Project.

On October 7, 1994, Saranac Power Partners L.P. ("Saranac Partnership") signed a 14-year note payable agreement with a lender for an initial principal amount of $204.6 million. Under the terms of the note payable agreement, interest rate alternatives include an option to use a Eurodollar rate or the lender’s base rate. Each option includes an interest margin in addition to the applicable rate selected. The outstanding balance at December 31, 2004 and 2003 was $100.5 million and $122.6 million, respectively. The selected interest rate, plus interest margin, at December 31, 2004, 2003, and 2002 was 3.10%, 2.27% and 2.92%, respectively.

Effective October 7, 1994, the Saranac Partnership entered into an interest rate swap agreement with the lender as a means of hedging floating interest rate exposure related to its 14-year note payable. The swap agreement had an initial notional amount of $204.6 million and effectively fixes the interest rate at 8.31% in October 2001 and which will increase to 8.56% in October 2005. The Saranac Partnership may be exposed to credit loss in the event of nonperformance by the lender under the interest rate swap agreement. However, the Saranac Partnership does not anticipate nonperformance by the lender. The fair value of the swap as of December 31, 2004 and 2003 was $6.4 million and $13.9 million, respectively, and is included in interest rate swap liability in the accompanying consolidated balance sheets.

Annual repayments of the note payable for the years ending December 31 are as follows (in thousands):

Amount

2005	$26,192
2006	31,104
2007	34,378
2008	8,799
Total	$100,473

The note agreements are collateralized by all of the Saranac Partnership’s assets. The Saranac Partnership is restricted by the terms of the note payable agreement from making distributions or withdrawing any capital accounts without the consent of the lender. Under the terms of the note payable agreement, distributions may be made to the partners in accordance with the terms of the Saranac Partnership Agreement. The note payable agreement also requires the Saranac Partnership to maintain certain covenants. The Saranac Partnership was in compliance with these requirements at December 31, 2004.

General Electric Capital Corporation ("GECC"), an indirect owner of the Saranac Partnership, has issued an irrevocable letter of credit for the account of the Saranac Partnership to its gas supplier in the amount of approximately $16.0 million. Under the credit facility pursuant to which GECC issued such letter of credit, the Saranac Partnership has additional availability of approximately $4.5 million for additional letters of credit. Annual fees related to these letters of credit are calculated as 1.75% of the issued balance and 0.5% of the unissued balance.

6.   Salton Sea Notes and Bonds

The Salton Sea Funding Corporation ("Funding Corporation"), a wholly-owned indirect subsidiary of CE Generation, has issued debt securities as follows (in thousands):

	Senior			December 31,
Issued Date	Secured Series	Final Maturity Date	Rate	2004	2003

July 21, 1995	B Bonds	May 30, 2005	7.37%	$21,504	$41,662
July 21, 1995	C Bonds	May 30, 2010	7.84%	98,396	102,014
June 20, 1996	E Bonds	May 30, 2011	8.30%	40,072	43,322
October 13, 1998	F Bonds	November 30, 2018	7.48%	138,405	276,594
				$298,377	$463,592

Principal and interest payments are made in semi-annual installments. Funding Corporation debt is non-recourse to CE Generation.

The net revenues, equity distributions and royalties from the Salton Sea Projects and the Partnership Projects are used to pay principal and interest payments on outstanding senior secured bonds issued by Funding Corporation, the final series of which is scheduled to mature in November 2018. Funding Corporation debt is guaranteed by certain subsidiaries of Magma and secured by the capital stock of certain subsidiaries of CE Generation. The proceeds of Funding Corporation debt were loaned by Funding Corporation pursuant to loan agreements and notes (the "Imperial Valley Project Loans") to certain subsidiaries of Magma and used for construction of certain Imperial Valley Projects, refinancing of certain indebtedness and other purposes. Debt service on the Imperial Valley Project Loans is used to repay debt service on Funding Corporation debt. The Imperial Valley Project Loans and the guarantees of Funding Corporation debt are secured by substantially all of the assets of the guarantors, including the Imperial Valley Projects, and by the equity interests in the guarantors.

On October 13, 1998, Funding Corporation completed a sale to institutional investors of $285 million aggregate amount of 7.475% Senior Secured Series F Bonds due November 30, 2018 (the "Series F Bonds"). A portion of the proceeds was advanced to CalEnergy Minerals LLC ("CalEnergy Minerals"), an indirect wholly owned subsidiary of MEHC, to fund the cost of construction of the zinc recovery facility (the "Zinc Recovery Project"). The direct and indirect owners of the Zinc Recovery Project (the "Zinc Guarantors," which include CalEnergy Minerals and its sole member, Salton Sea Minerals Corp.) are among the guarantors of the Funding Corporation debt. In connection with the divestiture of 50% of CE Generation, MEHC guaranteed the payment by the Zinc Guarantors of a specified portion of the scheduled debt service on and certain prepayments of the Imperial Valley Project Loans.

On March 1, 2004, Funding Corporation completed the redemption of an aggregate principal amount of $136.4 million of the Series F Bonds, pro rata, at a redemption price of 100% of such aggregate outstanding principal amount, plus accrued interest to the date of redemption. Funding Corporation also made a demand on MEHC, and MEHC performed under that demand, for the full amount remaining on MEHC's guarantee of the Series F Bonds in order to fund the redemption. Given the payment under MEHC's guarantee, MEHC no longer has any liability with respect to its guarantee.

In May 2003, the previous $65.4 million debt service reserve letter of credit issued by a financial institution for the account of Funding Corporation, which was due to expire, was replaced by a letter of credit issued in the current amount of $25.3 million by a financial institution for the account of TransAlta and a letter of credit issued in the current amount of $26.7 million by a financial institution for the account of MEHC. Due to the pending expiration of the previous debt service reserve letter of credit, certain cash balances became restricted in a debt service reserve account maintained on behalf of Funding Corporation. Upon the issuance of the new letters of credit, such cash was released from the debt service reserve account and distributed to CE Generation on May 29, 2003. During 2003, CE Generation distributed a total of $109.5 million to MEHC and TransAlta.

Annual repayments of Funding Corporation debt for the years ending December 31 are as follows (in thousands):

Amount

2005	$28,620
2006	25,917
2007	25,091
2008	28,065
2009	26,210
Thereafter	164,474
Total	$298,377

CE Generation's ability to obtain distributions from its investment in the Salton Sea Projects and Partnership Projects is subject to the following conditions:

•	the depository accounts for Funding Corporation debt must be fully funded;

•	there cannot have occurred and be continuing any default or event of default under Funding Corporation debt;

•	the historical debt service coverage ratio of Funding Corporation for the prior four fiscal quarters must be at least 1.5 to 1.0; and

•	there must be sufficient geothermal resources to operate the Imperial Valley Projects at their required levels.

7.   Senior Secured Bonds

On March 2, 1999, CE Generation issued $400 million of 7.416% Senior Secured Bonds due 2018 (the "Senior Secured Bonds"). These securities are senior secured debt which rank equally in right of payment with CE Generation's other senior secured debt permitted under the indenture for the Securities, share equally in the collateral with CE Generation's other senior secured debt permitted under the indenture for the Securities, and rank senior to any of CE Generation's subordinated debt permitted under the indenture for the Securities. These securities are effectively subordinated to the existing project financing debt and all other debt of CE Generation's consolidated subsidiaries. The outstanding balance as of December 31, 2004 and 2003 was $323.8 million and $338.4 million, respectively.

The Senior Secured Bonds are primarily secured by the following collateral:

•	all available cash flow (as defined);

•	a pledge of 99% of the equity interests in Salton Sea Power and all of CE Generation's equity interests in its other consolidated subsidiaries;

•	a pledge of all of the capital stock of SECI Holding Inc.;

•	a grant of a lien on and security interest in the depository accounts; and

•	to the extent possible, a grant of a lien on and security interest in all of CE Generation's other tangible and intangible property, to the extent assignable.

A financial institution has issued for the account of CE Generation a debt service reserve letter of credit in the amount of $24.2 million in favor of the holders of the Senior Secured Bonds.

Annual repayments of the Senior Secured Bonds for the years ending December 31 are as follows (in thousands):

Amount

2005	$14,800
2006	19,200
2007	18,000
2008	28,200
2009	24,600
Thereafter	219,000
Total	$323,800

8.   Income Taxes

The provision (benefit) for income taxes consists of the following for the year ended December 31 (in thousands):

	2004	2003	2002
Current:
Federal	$(807)	$5,161	$(873)
State	161	1,903	(58)
	(646)	7,064	(931)
Deferred:
Federal	(9,431)	6,410	8,991
State	(1,493)	2,247	1,499
	(10,924)	8,657	10,490
Total provision (benefit)	$(11,570)	$15,721	$9,559

A reconciliation of the federal statutory tax rate to the effective tax rate applicable to income before provision (benefit) for income taxes follows:

	2004	2003	2002

Federal statutory rate	35.0%	35.0%	35.0%
Increases (reductions) in taxes resulting from:
Percentage depletion	(57.8)	(3.7)	(18.1)
Investment and energy tax credits	(13.2)	(1.3)	(2.3)
State taxes, net of federal benefit	(11.7)	3.6	3.3
Minority interest	(104.5)	(9.9)	(8.2)
Other items, net	(4.6)	(2.4)	1.1
Effective tax rate	(156.8)%	21.3%	10.8%

During 2002, the Company made progress on several significant income tax examination matters for prior tax years, including percentage of depletion, which resulted in a decrease in income tax expense of $15.1 million in 2002. Federal and state income tax returns for 1999 through 2003 have been examined or are currently under examination by the internal revenue service. The Company believes it has adequately reserved for federal and state income taxes, and does not expect that resolution of these exams will have a material adverse effect on its financial condition, results of operations or liquidity.

Income tax expense is only provided for the taxable earnings of the Company, including its partnership interests. No provision for income taxes is provided in the accompanying consolidated financial statements for the minority interests’ share of the partnership earnings.

CE Generation has a federal energy tax credit carryforward of $8.5 million that begins to expire in 2021 unless previously utilized. CE Generation has federal and state alternative minimum tax credit carryforwards of $0.9 million that do not expire and will carryforward indefinitely until utilized. CE Generation has a $0.6 million deferred tax asset related to California net operating loss carryfowards ("NOL") that will expire in 2013 unless previously utilized.

Deferred tax liabilities (assets) consist of the following at December 31 (in thousands):

	2004	2003
Deferred tax liabilities:
Properties, plant, contracts and equipment	$258,031	$274,436
Other	4,766	3,130
Total deferred tax liabilities	262,797	277,566

Deferred tax assets:
Accruals not currently deductible for tax purposes	(4,723)	(6,375)
NOL and credit carryforwards	(10,096)	(14,146)
Total deferred tax assets	(14,819)	(20,521)
Net deferred tax liabilities	$247,978	$257,045

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

The methods and assumptions used to estimate fair value are as follows:

Note receivable from related party - The fair value of the note receivable from related party is estimated based on the quoted market price of the corresponding debt issue.

Debt instruments - The fair value of all debt instruments has been estimated based upon quoted market prices as supplied by third-party broker dealers. The Company is unable to estimate a fair value for the project loans as there are no quoted market prices available.

Other financial instruments - All other financial instruments of a material nature are short-term and the fair value approximates the carrying amount.

The carrying amounts in the table below are included in the accompanying consolidated balance sheets under the indicated captions (in thousands):

	2004		2003
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Financial Assets:
Note receivable from related party	$-	$-	$136,383	$141,821

Financial Liabilities:
Interest rate swaps	6,391	6,391	13,873	13,873
Project loans	100,473	100,473	122,573	122,573
Salton Sea notes and bonds	298,377	327,756	463,591	483,312
Senior secured bonds	323,800	336,752	338,400	343,476

10.   Commitments and Contingencies

Edison and the California Power Exchange

On July 10, 2003, the Salton Sea IV Project’s 40 MW turbine went out of service due to an uncontrollable force event. Such uncontrollable force event ended, and the Salton Sea IV Project’s turbine returned to service, on September 17, 2003. Edison failed to recognize the uncontrollable force event and, as such, has not paid amounts otherwise due and owing under the Salton Sea IV power purchase agreement totaling $2.5 million. Salton Sea Power Generation, L.P. ("SSPG"), with Fish Lake Power Company, owner of the Salton Sea IV Project, served notices of error on Edison for such unpaid amounts. As a result, the Company had established an allowance for doubtful accounts of $1.7 million for capacity payments as of December 31, 2003. In December 2004, as a result of a Settlement Agreement dated December 7, 2004 resolving the dispute, which settlement is contingent upon approval by the California Public Utility Commission, the allowance was released and the associated receivable was written off.

On October 9, 2003, the Salton Sea III Project’s 50 MW turbine went out of service due to an uncontrollable force event. Such uncontrollable force event ended, and the Salton Sea III Project’s turbine returned to service, on December 12, 2003. Edison failed to recognize the uncontrollable force event and as such has not paid amounts otherwise due and owing under the Salton Sea III power purchase agreement totaling $0.8 million. SSPG, owner of the Salton Sea III Project, served notice of error on Edison for such unpaid amounts. As a result, the Company had established an allowance for doubtful accounts for the full amount of this receivable. Pursuant to a letter agreement dated December 2, 2004, Edison made a settlement payment of $0.6 million on December 13, 2004. Consequently, in December 2004 the allowance for doubtful accounts was released and the remaining receivable of $0.2 million was written off.

In January 2001, the California Power Exchange declared bankruptcy. As a result, Salton Sea Power and CE Turbo had not received payment for power sold to El Paso Merchant Energy Company (“EPME”) under certain transaction agreements during December 2000 and January 2001 of $3.8 million (the "PX Receivable"). Salton Sea Power and CE Turbo had established an allowance for doubtful accounts for this balance as of December 31, 2003. On September 29, 2004, Salton Sea Power and CE Turbo entered into separate Transfer of Claims Agreements with TransAlta and MEHC (the "Transfer of Claims Agreements"), pursuant to which Salton Sea Power and CE Turbo received an aggregate of $3.7 million in exchange for transferring the rights to receive payment on the PX Receivable to TransAlta and MEHC. As a result of the transaction, Salton Sea Power and CE Turbo wrote-off the PX Receivable and the related allowance for doubtful accounts and recorded a $3.8 million current liability to reflect the collection risk retained under the Transfer of Claims Agreements. Pursuant to the Transfer of Claims Agreements, to the extent that the PX Receivable becomes uncollectible, Salton Sea Power and CE Turbo can be required to pay the PX Receivable, plus interest, to MEHC and TransAlta.

Environmental

The Company is subject to numerous legislative and regulatory environmental protection requirements involving air and water pollution, waste management, hazardous chemical use, noise abatement, and land use aesthetics. State and federal environmental laws and regulations currently have, and future modifications may have, the effect of (i) increasing the lead time for the construction of new facilities, (ii) significantly increasing the total cost of new facilities, (iii) requiring modification of the Company’s existing facilities, (iv) increasing the risk of delay on construction projects, (v) increasing the Company’s cost of waste disposal and (vi) reducing the reliability of service provided by the Company and the amount of energy available from the Company’s facilities. Any of such items could have a substantial impact on amounts required to be expended by the Company in the future. Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other social and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediation of sites, other companies’ clean-up experience and data released by the Environmental Protection Agency (“EPA”) or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new circumstances, and are included in the accompanying balance sheets at their undiscounted amounts. As of December 31, 2004 and 2003, the environmental liabilities recorded on the consolidated balance sheet as current liabilities were $2.7 million and $4.6 million, respectively.

On December 4, 2003, the EPA announced that development of its Interstate Air Quality Rule, now known as the Clean Air Interstate Rule. The rule was developed in an effort to reduce ozone and fine particulate matter in the Eastern United States by requiring reductions of sulfur dioxide and nitrogen oxides emissions from the power sector in 29 states, including New York where the Company’s Saranac facility is located. The Clean Air Interstate Rule could, in whole or in part, be superseded or made more stringent by one of a number of multi-pollutant emission reduction proposals currently under consideration at the federal level as well as possible new federal regulation of carbon dioxide and other gases that may affect global climate change.

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

Amount

2005	$68,544
2006	71,286
2007	74,137
2008	77,313
2009	37,536
Total	$328,816

The Salton Sea V Project is obligated to supply the electricity demands of the Zinc Recovery Project, at the market rates available to the Salton Sea V Project, less the wheeling costs. On September 10, 2004, CalEnergy Minerals ceased operations of the Zinc Recovery Project. Accordingly, except for sales during the dismantling and decommissioning phases of the Zinc Recovery Project, no further sales to CalEnergy Minerals are expected.

11.    Related Party Transactions

Pursuant to the Administrative Services Agreement between MEHC and CE Generation (the "Administrative Services Agreement"), MEHC provides certain administrative and management services to CE Generation, and MEHC’s executive, financial, legal, tax and other corporate staff departments perform certain services for CE Generation. On August 1, 2002, the Administrative Services Agreement between MEHC and CE Generation was amended to provide for a fixed monthly fee in lieu of certain expenses, which were being allocated. The fixed fee, which was retroactive to January 1, 2002 and ended December 31, 2004, was $3.1 million annually and is included in general and administrative expense in the accompanying consolidated statements of operations. On October 22, 2004, the Administrative Services Agreement was amended to extend the fixed fee at $3.0 million annually beginning January 1, 2005 through December 31, 2007.

The Company participates in multi-employer pension plans sponsored by MEHC. The Company’s contribution to the various plans was approximately $2.1 million, $2.3 million and $1.8 million in 2004, 2003 and 2002, respectively.

Commencing on March 27, 2001, Salton Sea Power and CE Turbo entered into a series of transaction agreements to sell available power from the Salton Sea V Project and CE Turbo Project to EPME based on percentages of the Dow Jones SP-15 Index. On February 11, 2003, Salton Sea Power and CE Turbo ceased selling available power to EPME. Pursuant to these transaction agreements, sales to EPME totaled $1.2 million and $8.9 million in 2003 and 2002, respectively. As of December 31, 2004 and 2003, there were no accounts receivable balances from EPME.

Pursuant to a transaction agreement dated January 29, 2003 (the “TransAlta Transaction Agreement”), Salton Sea Power and CE Turbo began selling available power from the Salton Sea V Project and CE Turbo Project to TransAlta on February 12, 2003 based on percentages of the Dow Jones SP-15 Index. The TransAlta Transaction Agreement shall continue until the earlier of: (a) 30 days following a written notice of termination; or (b) any other termination date mutually agreed to by the parties. No such notice of termination has been given by either party. Pursuant to this agreement, sales to TransAlta totaled $10.5 million and $9.9 million in 2004 and 2003, respectively. As of December 31, 2004 and 2003, accounts receivable balances from TransAlta were $1.3 million and $1.6 million, respectively.

On January 21, 2004, Salton Sea Power and CE Turbo entered into a Green Energy Tag Purchase and Sale Agreement to sell the non-power attributes (the non-power attributes made available by 1 MWh of generation, a "Green Tag") associated with up to 931,800 MWh of available generation of the Salton Sea V Project and CE Turbo Project through December 31, 2008 to TransAlta Energy Marketing (US) Inc. ("TransAlta Marketing") at a market price per Green Tag. Pursuant to this agreement, sales to TransAlta Marketing commenced in July 2004 and totaled $0.5 million in 2004. As of December 31, 2004, there were no accounts receivable balances from TransAlta Marketing.

Pursuant to the November 1, 1998 Amended and Restated Power Sales Agreements, Salton Sea Power and CE Turbo provided CalEnergy Minerals with the Zinc Recovery Project’s electrical energy requirements at the market rates available to them, less wheeling costs. Pursuant to these agreements, sales to CalEnergy Minerals from Salton Sea Power totaled $1.3 million, $0.9 million and $0.4 million for the years ended December 31, 2004, 2003 and 2002, respectively, and there were no sales to CalEnergy Minerals from CE Turbo for the years ended December 31, 2004, 2003 or 2002. On September 10, 2004, CalEnergy Minerals ceased operations of the Zinc Recovery Project. Accordingly, except for sales during the dismantling and decommissioning phases of the Zinc Recovery Project, no further sales to CalEnergy Minerals are expected. There were no material accounts receivable balances at December 31, 2004 or 2003.

On December 31, 2004, in connection with the dismantling and decommissioning of the Zinc Recovery Project, CalEnergy Minerals sold certain equipment to the Imperial Valley Projects. The equipment was sold at a fair market value of approximately $0.4 million, which amount was paid in January 2005.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer and chief accounting officer, regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2004. Based on that evaluation, the Company’s management, including the chief executive officer and chief accounting officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes during the fourth quarter of 2004 in the Company’s internal controls or in other factors that could significantly affect internal controls.

Item 9B.     Other Information.

None.

PART III

Item 10.     Directors and Executive Officers of the Registrant.

Executive Officer	Position
Stefan A. Bird	President
Douglas L. Anderson	Senior Vice President
Wayne F. Irmiter	Vice President and Controller
Ian A. Bourne	Director
J. Thomas Coyle	Director
Patrick J. Goodman	Director
Mitchell L. Pirnie	Vice President, General Counsel and Director

STEFAN A. BIRD, 38, President of CE Generation, is responsible for independent power plant operations and construction in the United States. Mr. Bird joined MEHC in January 1998 as Project Development Manager and was promoted to Vice President, Project Development in August 1999. Prior to joining MEHC, Mr. Bird held various positions at Koch Industries from 1989 to 1997 including Director of Finance, Latin America for Koch Industries International in Mexico City; Director of Marketing and Risk Manager for Koch Power Services in Houston, Texas; Senior Financial Analyst for Koch International Financial Services in Fribourg, Switzerland; Project Manager, Corporate Development for Koch Industries in Wichita, Kansas; and Project Engineer and Maintenance Planner for Koch Refining Company in St. Paul, Minnesota.

DOUGLAS L. ANDERSON, 46, Senior Vice President and General Counsel of MEHC and a Senior Vice President of CE Generation. Mr. Anderson joined MEHC in February 1993. Prior to that, Mr. Anderson was an attorney in private practice.

WAYNE F. IRMITER, 39, Vice President and Controller of CE Generation. Mr. Irmiter joined MEHC as Vice President and Chief Accounting Officer in November 2002. Mr. Irmiter is a Certified Public Accountant and from 1988 to 1993 he worked in public accounting. Most recently, Mr. Irmiter was with Gateway, Inc. in various management positions including Director-Strategic Initiatives and Director-Finance.

IAN A. BOURNE, 57, Executive Vice President and Chief Financial Officer of TransAlta and a director of CE Generation. Mr. Bourne joined TransAlta in January 1998 as senior vice president and chief financial officer and was appointed to his current position June 1, 1998. Immediately prior to joining TransAlta, Mr. Bourne had been senior vice president and chief financial officer of Canada Post Corporation from 1992. Prior to 1992 Mr. Bourne gained extensive financial experience with General Electric Company, including positions as European treasurer, based in London; chief financial officer for GE Canada, and chief financial officer for GE Medical Systems Europe, based in Paris.

J. THOMAS COYLE, 57, President of TransAlta Energy Marketing (U.S.) Inc. and a director of CE Generation. Mr. Coyle joined TransAlta in 1998 as Director, Risk Portfolio Management, Energy Marketing. Prior to joining TransAlta, Mr. Coyle held various positions at Petro-Canada from 1986 to 1997 including Portfolio Manager - Natural Gas Marketing, Manager Market Development - Natural Gas Marketing and Risk Manager.

PATRICK J. GOODMAN, 38, Senior Vice President and Chief Financial Officer of MEHC and a director of CE Generation. Mr. Goodman joined MEHC in 1995 and served in various accounting positions including Senior Vice President and Chief Accounting Officer. Prior to joining MEHC, Mr. Goodman was a financial manager for National Indemnity Company and a senior associate at Coopers & Lybrand.

MITCHELL L. PIRNIE, 46, Vice President, General Counsel and Director of CE Generation. Mr. Pirnie joined MEHC in November 1997. Prior to joining MEHC, Mr. Pirnie was an attorney in private practice.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Fifty percent of CE Generation’s interests are owned by MEHC and the other 50% are owned by TransAlta. There is no public trading market for CE Generation’s membership interests. None of the directors or executive officers beneficially owns any of the equity interests. MEHC’s common stock is not publicly traded. TransAlta is owned by TransAlta Corporation. TransAlta Corporation’s common stock is publicly traded on the New York Stock Exchange.

Item 13.    Certain Relationships and Related Transactions.

CE Generation is 50% owned by MEHC and 50% owned by TransAlta. CE Generation’s activities are restricted by the terms of the indenture for the Securities to: (1) ownership of the Company’s subsidiaries and related activities; (2) acting as issuer of securities and other indebtedness as permitted under the indenture and related activities; and (3) other activities which could not reasonably be expected to result in a material adverse effect so long as the rating agencies confirm that these activities will not result in a downgrade of their ratings of the Securities. CE Generation and each of the assigning subsidiaries have been organized and are operated as legal entities separate and apart from MEHC, TransAlta and their other affiliates, and, accordingly, the Company’s assets and the assets of the assigning subsidiaries will not be generally available to satisfy the obligations of MEHC, TransAlta or any of their other affiliates. However, the Company’s and the assigning subsidiaries’ unrestricted cash and other assets which are available for distribution may, subject to applicable law and the terms of CE Generation’s and the assigning subsidiaries’ financing arrangements, be advanced, loaned, paid as dividends or otherwise distributed or contributed to MEHC, TransAlta or their affiliates. The securities are non-recourse to MEHC and TransAlta.

MEHC entered into the Administrative Services Agreement with CE Generation, which provides CE Generation administrative services from MEHC in exchange for a fixed fee through December 31, 2007. TransAlta has entered into Transaction Agreements with Salton Sea Power and CE Turbo. Pursuant to a Transaction Agreement, Salton Sea Power and CE Turbo sell available power to TransAlta based on percentages of the Dow Jones SP-15 Index. The agreement continues until termination notice by either party. No such notice of termination has been given. TransAlta Marketing has entered into a Green Energy Tag Purchase and Sale Agreement with Salton Sea Power and CE Turbo to sell a specified volume of Green Tags made available by generation from the Salton Sea V Project and the CE Turbo Project through December 31, 2008 at a market price per Green Tag.

Pursuant to the November 1, 1998 Amended and Restated Power Sales Agreements, Salton Sea Power and CE Turbo provided CalEnergy Minerals with the Zinc Recovery Project’s electrical energy requirements at the market rates available to them, less wheeling costs. On September 10, 2004, CalEnergy Minerals ceased operations of the Zinc Recovery Project. Accordingly, except for sales during the dismantling and decommissioning phases of the Zinc Recovery Project, no further sales to CalEnergy Minerals are expected.

In January 2001, the California Power Exchange declared bankruptcy. As a result, Salton Sea Power and CE Turbo have not received payment for the PX Receivable. Salton Sea Power and CE Turbo had established an allowance for doubtful accounts for this balance as of December 31, 2003. On September 29, 2004, Salton Sea Power and CE Turbo entered into Transfer of Claims Agreements, pursuant to which Salton Sea Power and CE Turbo received an aggregate of $3.7 million in exchange for transferring the rights to receive payment on the PX Receivable to TransAlta and MEHC. As a result of the transaction, Salton Sea Power and CE Turbo wrote-off the PX Receivable and the related allowance for doubtful accounts and recorded a $3.8 million current liability to reflect the collection risk retained under the Transfer of Claims Agreements. Pursuant to the Transfer of Claims Agreements, to the extent that the PX Receivable becomes uncollectible, Salton Sea Power and CE Turbo can be required to pay the PX Receivable, plus interest, to MEHC and TransAlta.

On December 31, 2004, in connection with the dismantling and decommissioning of the Zinc Recovery Project, CalEnergy Minerals sold certain equipment to the Imperial Valley Projects. The equipment was sold at a fair market value of approximately $0.4 million, which amount was paid in January 2005.

CE Generation also has an agreement with MEHC and TransAlta to provide TransAlta with a right of first refusal for the Company to participate in the development of any future geothermal power projects or combined geothermal power and mineral recovery projects proposed by MEHC in the area of the geothermal reservoir that currently supplies geothermal resources to the Imperial Valley Projects in return for the payment of a royalty to MEHC. If TransAlta elects to not have the Company participate, the agreement gives MEHC the right to develop the new project upon showing that there are sufficient geothermal resources for both the new project and the Company’s existing projects.

Item 14.    Principal Accountant Fees and Services.

As discussed in "Item 13. Certain Relationships and Related Transactions" MEHC entered into the Administrative Services Agreement with CE Generation. The agreement includes principal accountant fees and services. CE Generation does not have preapproval policies and procedures and does not specifically identify principal accountant fees and services as they are part of the administrative fees paid to MEHC. The fees and services of CE Generation’s principal accountant are preapproved by the audit committee of MEHC.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)	Financial Statements and Schedules

(i) Financial Statements

Financial Statements are included in Item 8 of this Form 10-K

(ii) Financial Statement Schedules

See Schedule II on page 46.

Schedules not listed above have been omitted because they are either not applicable, not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

(b)	Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as part of this Annual Report.

(c)	Financial statements required by Regulation S-X, which are excluded from the Annual Report by Rule 14a-3(b).

Not applicable

SCHEDULE II

CE GENERATION, LLC
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2004
(Amounts in thousands)

Column A	Column B	Column C	Column D	Column E
	Balance at	Additions		Balance
	Beginning	Charged		at End
Description	of Year	to Income	Deductions	of Year

Reserves Deducted From Assets To Which They Apply:

Allowance for doubtful accounts

Year ended 2004	$6,268	$-	$(6,268)	$-

Year ended 2003	$6,496	$2,433	$(2,661)	$6,268

Year ended 2002	$24,754	$2,661	$(20,919)	$6,496

Reserves Not Deducted from Assets (1):

Year ended 2004	$6,124	$-	$(1,959)	$4,165

Year ended 2003	$6,300	$2,604	$(2,780)	$6,124

Year ended 2002	$6,132	$3,509	$(3,341)	$6,300

(1)  Reserves not deducted from assets include estimated liabilities for litigation and environmental compliance at the Imperial Valley Projects.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Omaha, State of Nebraska, on this 25th day of February 2005.

CE Generation, LLC

By:	/s/ Stefan A. Bird
Stefan A. Bird
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Stefan A. Bird	February 25, 2005
Stefan A. Bird
President
(Principal Executive Officer)

/s/ Wayne F. Irmiter	February 25, 2005
Wayne F. Irmiter
Vice President and Controller
(Principal Accounting Officer)

/s/ Ian A. Bourne	February 25, 2005
Ian A. Bourne
Director

/s/ J. Thomas Coyle	February 25, 2005
J. Thomas Coyle
Director

/s/ Patrick J. Goodman	February 25, 2005
Patrick J. Goodman
Director

/s/ Mitchell L. Pirnie	February 25, 2005
Mitchell L. Pirnie
Vice President, General Counsel and Director

EXHIBIT INDEX

Exhibit No.

3.1	Certificate of Formation of CE Generation, LLC (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4).

3.2	Amended and Restated Limited Liability Company Operating Agreement of CE Generation, LLC.

3.3	First Amendment to Amended and Restated Limited Liability Company Operating Agreement of CE Generation, LLC, dated as of October 28, 2002.

4.1
Indenture, dated as of March 2, 1999, by and between CE Generation, LLC and Chase Manhattan Bank and Trust Company, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4).

4.2
Form of First Supplemental Indenture to be entered into by and between CE Generation, LLC and Chase Manhattan Bank and Trust Company, National Association, Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4).

4.3	Intentionally left blank.

4.4	Intentionally left blank.

4.5
Debt Service Reserve Letter of Credit and Reimbursement Agreement, dated as of March 2, 1999, by and among CE Generation, LLC, the banks named therein and Credit Suisse First Boston, as Agent (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-4).

4.6
Deposit and Disbursement Agreement, dated as of March 2, 1999, by and among CE Generation, LLC, Magma Power Company, Salton Sea Power Company, Falcon Seaboard Resources, Inc., Falcon Seaboard Power Corporation, Falcon Seaboard Oil Company, California Energy Development Corporation, CE Texas Energy LLC and Chase Manhattan Bank and Trust Company, National Association, as Collateral Agent and Depositary Bank (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-4).

4.7
Intercreditor Agreement, dated as of March 2, 1999, by and among CE Generation, LLC, Magma Power Company, Salton Sea Power Company, Falcon Seaboard Resources, Inc., Falcon Seaboard Power Corporation, Falcon Seaboard Oil Company, California Energy Development Corporation, CE Texas Energy LLC, Credit Suisse First Boston and Chase Manhattan Bank and Trust Company, National Association, as Trustee, Collateral Agent and Depositary Bank (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-4).

4.8
Assignment and Security Agreement, dated as of March 2, 1999, by and among Magma Power Company, Salton Sea Power Company, Falcon Seaboard Resources, Inc., Falcon Seaboard Power Corporation, Falcon Seaboard Oil Company, California Energy Development Corporation, CE Texas Energy LLC, Credit Suisse First Boston and Chase Manhattan Bank and Trust Company, National Association, as Collateral Agent (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-4).

4.9
Assignment and Security Agreement, dated as of March 2, 1999, by and between CE Generation, LLC and Chase Manhattan Bank and Trust Company, National Association, as Collateral Agent (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-4).

4.10
Pledge Agreement (SSPC Stock), dated as of March 2, 1999, by Magma Power Company in favor of Chase Manhattan Bank and Trust Company, National Association, as Collateral Agent (incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-4).

4.11
Pledge Agreement (FSRI Holdings, Inc. Stock and California Energy Development Corporation Stock), dated as of March 2, 1999 by CE Generation, LLC in favor of Chase Manhattan Bank and Trust Company, National Association, as Collateral Agent (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-4).

4.12
Securities Account Control Agreement, dated as of March 2, 1999, by and among CE Generation, LLC, Magma Power Company, Salton Sea Power Company, Falcon Seaboard Resources, Inc., Falcon Seaboard Power Corporation, Falcon Seaboard Oil Company, California Energy Development Corporation, CE Texas Energy LLC, Credit Suisse First Boston and Chase Manhattan Bank and Trust Company, National Association, as Collateral Agent and Depositary Bank (incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-4).

14.1
CE Generation, LLC - Code of Ethics for Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer (incorporated by reference to Exhibit 14.1 to the Company’s Form 10K dated December 31, 2003.

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