Form 10-Q
period 2005-03-31
CE GENERATION LLC
filed 2005-05-06
CIK 1097322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

OR

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____ to ____

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

(Former name, former address and former fiscal year, if changed since last report)

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

The members’ equity accounts are held 50% by MidAmerican Energy Holdings Company and 50% by TransAlta USA Inc. as of April 30, 2005.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members
CE Generation, LLC

We have reviewed the accompanying consolidated balance sheet of CE Generation, LLC and subsidiaries (collectively, the “Company”) as of March 31, 2005, and the related consolidated statements of operations and other comprehensive income, and of cash flows for the three-month periods ended March 31, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of CE Generation, LLC and subsidiaries as of December 31, 2004, and the related consolidated statements of operations and other comprehensive income, members’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Omaha, Nebraska
May 5, 2005

CE GENERATION, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	As of
	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$49,701	$27,540
Short-term investments	11,250	5,000
Restricted cash	7,090	7,252
Trade accounts receivable, net	47,507	49,800
Trade accounts receivable from affiliate	1,868	1,285
Inventories	30,459	26,604
Prepaid expenses and other current assets	8,177	6,088
Note receivable from related party and other due from affiliates	-	1,165
Total current assets	156,052	124,734
Restricted cash	1,779	1,732
Properties, plants and equipment, net	906,993	916,419
Goodwill	265,897	265,897
Intangible assets, net	127,535	131,482
Deferred financing charges and other assets	6,825	7,124
Total assets	$1,465,081	$1,447,388

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$4,641	$1,990
Accrued interest	14,661	2,915
Interest rate swap liability	4,380	6,391
Accrued natural gas liability	7,842	7,590
Other accrued liabilities	25,111	24,706
Income tax payable	2,391	1,949
Due to affiliates	2,210	-
Current portion of long-term debt	70,840	69,612
Total current liabilities	132,076	115,153
Project loans	66,505	74,281
Salton Sea notes and bonds	269,757	269,757
Senior secured bonds	309,000	309,000
Deferred income taxes	249,087	247,978
Other long-term liabilities	8,374	8,220
Total liabilities	1,034,799	1,024,389

Minority interest	46,451	45,658

Commitments and contingencies (Note 5)

Members’ equity:
Members’ equity	385,848	380,238
Accumulated other comprehensive loss	(2,017)	(2,897)
Total members’ equity	383,831	377,341
Total liabilities and members’ equity	$1,465,081	$1,447,388

The accompanying notes are an integral part of these financial statements.

CE GENERATION, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
(In thousands)

	Three Months
	Ended March 31,
	2005	2004
	(Unaudited)

Operating revenue	$106,521	$99,126

Costs and expenses:
Fuel	24,125	20,364
Plant operations	29,148	31,860
General and administrative	1,015	1,034
Depreciation and amortization	23,726	20,748
Total costs and expenses	78,014	74,006

Operating income	28,507	25,120

Other income (expense):
Interest expense	(14,489)	(15,809)
Interest and other income	851	802
Total other income (expense)	(13,638)	(15,007)

Income before provision for income taxes and minority interest	14,869	10,113
Provision for income taxes	2,273	1,454
Minority interest	6,986	6,359
Net income	$5,610	$2,300

Other comprehensive income:
Unrealized gain (loss) on cash flow hedges, net of tax of $490 and $(312)	880	(562)
Comprehensive income	$6,490	$1,738

The accompanying notes are an integral part of these financial statements.

CE GENERATION, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months
	Ended March 31,
	2005	2004
	(Unaudited)
Cash flows from operating activities:
Net income	$5,610	$2,300
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	23,726	20,748
Provision for deferred income taxes	618	2,550
Distributions to minority interest less than (in excess of) income	151	(590)
Amortization of deferred financing costs	299	312
Changes in other items:
Trade accounts receivable, net	1,710	1,601
Inventories	(3,855)	3,022
Due from affiliates, net	3,375	(17)
Other assets	(2,087)	(7,584)
Accounts payable and other accrued liabilities	15,650	13,052
Net cash flows from operating activities	45,197	35,394

Cash flows from investing activities:
Capital expenditures	(10,353)	(3,744)
Proceeds from related party note receivable	-	136,383
Purchases of available-for-sale securities	(40,000)	(88,050)
Proceeds from sale of available-for-sale securities	33,750	79,550
Increase in restricted cash	(47)	(202)
Net cash flows from investing activities	(16,650)	123,937

Cash flows from financing activities:
Repayment of project loans	(6,548)	(5,525)
Repayment of Salton Sea notes and bonds	-	(136,383)
Decrease in restricted cash	162	174
Net cash flows from financing activities	(6,386)	(141,734)

Net increase in cash and cash equivalents	22,161	17,597
Cash and cash equivalents at beginning of period	27,540	30,003
Cash and cash equivalents at end of period	$49,701	$47,600

Supplemental Disclosure:
Interest paid	$2,087	$3,263
Income taxes paid	$1,260	$159

The accompanying notes are an integral part of these financial statements.

CE GENERATION, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	General

In the opinion of the management of CE Generation, LLC (“CE Generation” or the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2005, and the results of operations and cash flows for the three-month periods ended March 31, 2005 and 2004. The results of operations for the three-month periods ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004. In particular, the Company’s significant accounting policies are presented in Note 2 to the consolidated financial statements included therein.

Certain amounts in the prior period consolidated financial statements and supporting note disclosures have been reclassified to conform to the current period presentation, including the reclassification of auction rate securities. Such reclassifications did not impact previously reported net income or retained earnings.

The accompanying combined balance sheet as of December 31, 2004, reflects a reclassification of instruments used in the Company’s cash management program from cash and cash equivalents to short-term investments of $5.0 million. This reclassification is to present certain auction rate securities as short-term investments rather than as cash equivalents due to the stated maturities of these investments. These instruments are classified as available-for-sale securities as management does not intend to hold them to maturity nor are they bought and sold with the objective of generating profits on short-term differences in price. The carrying value of these instruments approximates their fair value. Additionally, in the accompanying combined statements of cash flows, cash and cash equivalents were reduced by $5.0 million, $12.4 million and $3.9 million at December 31, 2004, March 31, 2004 and December 31, 2003, respectively, to reflect the reclassification of these instruments from cash and cash equivalents to short-term investments.

2.	New Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies that the term conditional asset retirement obligation as used in Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company is required to adopt the provisions of FIN 47 by December 2005. Adoption of FIN 47 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

3.	Properties, Plants and Equipment, Net

Properties, plants and equipment comprise the following at March 31, 2005 and December 31, 2004, respectively (in thousands):

	Estimated	March 31,	December 31,
	Useful Lives	2005	2004

Properties, plants and equipment, net:
Power plants	25 to 30 years	$1,191,912	$1,189,443
Wells and resource development	2 to 30 years	199,854	198,395
Equipment	3 to 30 years	4,969	4,210
Total operating assets		1,396,735	1,392,048
Accumulated depreciation and amortization		(489,742)	(475,629)
Properties, plants and equipment, net		$906,993	$916,419

During the three-month period ended March 31, 2005, the Company made a decision to replace certain pipe with remaining net book value of $3.5 million, which was charged to depreciation expense in the accompanying consolidated statement of operations.

4.	Intangible Assets, Net

Intangible assets comprise the following as of March 31, 2005 and December 31, 2004, respectively (in thousands):

	March 31, 2005		December 31, 2004
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Power Purchase Contracts	$315,434	$214,464	$315,434	$210,999
Patented Technology	46,290	19,725	46,290	19,243
Total	$361,724	$234,189	$361,724	$230,242

Amortization expense on acquired intangible assets was $4.0 million for each of the three-month periods ended March 31, 2005 and 2004. CE Generation expects amortization expense on acquired intangible assets to be $11.8 million for the remaining nine months in 2005 and $15.8 million for each of the three succeeding fiscal years and $11.1 million in 2009.

5.	Commitments and Contingencies

Southern California Edison (“Edison”) and the California Power Exchange

On July 10, 2003, the Salton Sea IV Project’s 40 megawatt (“MW”) turbine went out of service due to an uncontrollable force event. Such uncontrollable force event ended, and the Salton Sea IV Project’s turbine returned to service, on September 17, 2003. Edison failed to recognize the uncontrollable force event and, as such, has not paid amounts otherwise due and owing under the Salton Sea IV power purchase agreement totaling $2.5 million. Salton Sea Power Generation, L.P., with Fish Lake Power LLC, owner of the Salton Sea IV Project, served notices of error on Edison for such unpaid amounts. As a result, the Company had established an allowance for doubtful accounts of $1.7 million for capacity payments as of December 31, 2003. In December 2004, as a result of a Settlement Agreement dated December 7, 2004 resolving the dispute, which settlement is contingent upon approval by the California Public Utility Commission, the allowance was released and the associated receivable was written off.

In January 2001, the California Power Exchange declared bankruptcy. As a result, Salton Sea Power L.L.C. (“Salton Sea Power”) and CE Turbo LLC (“CE Turbo”) had not received payment for power sold to El Paso Merchant Energy Company under certain transaction agreements during December 2000 and January 2001 of $3.8 million (the "PX Receivable"). Salton Sea Power and CE Turbo had established an allowance for doubtful accounts for this balance as of December 31, 2003. On September 29, 2004, Salton Sea Power and CE Turbo entered into separate Transfer of Claims Agreements with TransAlta USA Inc. (“TransAlta”) and MidAmerican Energy Holdings Company (“MEHC”) (the "Transfer of Claims Agreements"), pursuant to which Salton Sea Power and CE Turbo received an aggregate of $3.7 million in exchange for transferring the rights to receive payment on the PX Receivable to TransAlta and MEHC. As a result of the transaction, Salton Sea Power and CE Turbo wrote-off the PX Receivable and the related allowance for doubtful accounts and recorded a $3.8 million current liability to reflect the collection risk retained under the Transfer of Claims Agreements. Pursuant to the Transfer of Claims Agreements, to the extent that the PX Receivable becomes uncollectible, Salton Sea Power and CE Turbo can be required to pay the PX Receivable, plus interest, to MEHC and TransAlta. As of March 31, 2005, the California Power Exchange has not made any payments.

Environmental

The Company is subject to numerous legislative and regulatory environmental protection requirements involving air and water pollution, waste management, hazardous chemical use, noise abatement, and land use aesthetics. State and federal environmental laws and regulations currently have, and future modifications may have, the effect of (i) increasing the lead time for the construction of new facilities, (ii) significantly increasing the total cost of new facilities, (iii) requiring modification of the Company’s existing facilities, (iv) increasing the risk of delay on construction projects, (v) increasing the Company’s cost of waste disposal and (vi) reducing the reliability of service provided by the Company and the amount of energy available from the Company’s facilities. Any of such items could have a substantial impact on amounts required to be expended by the Company in the future. Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other social and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediation of sites, other companies’ clean-up experience and data released by the Environmental Protection Agency (“EPA”) or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new circumstances, and are included in the accompanying balance sheets at their undiscounted amounts. As of March 31, 2005 and December 31, 2004, the environmental liabilities recorded on the balance sheet were $2.4 million and $2.7 million, respectively.

On March 10, 2005, the EPA released the final Clean Air Interstate Rule (“CAIR”), calling for reductions of sulfur dioxide and nitrogen oxides emissions (NOx) in the eastern United States through a market-based cap and trade system. The State of New York, where the Saranac Project is located, has been determined by the EPA to significantly contribute to nonattainment of the fine particulate standard in Pennsylvania, New Jersey, Connecticut and Delaware and to nonattainment of the ozone standard in Connecticut, New Jersey and Rhode Island. Under the final CAIR, the first phase reductions of NOx emissions are effective on January 1, 2009, with the second phase reductions effective January 1, 2015. Depending on New York’s implementation of the CAIR, the CAIR emission reduction requirements could impact the Saranac Project. The CAIR could, in whole or in part, be superseded or made more stringent by one of a number of multi-pollutant emission reduction proposals currently under consideration at the federal level as well as possible new federal regulation of carbon dioxide and other gases that may affect global climate change.

6.	Related Party Transactions

Pursuant to an administrative services agreement between MEHC and CE Generation (the “Administrative Services Agreement”), MEHC provides certain administrative and management services to CE Generation. The expense for each of the three-month periods ended March 31, 2005 and 2004 was $0.8 million and is included in plant operations, general and administrative expense. The Administrative Services Agreement between MEHC and CE Generation provided for a fixed fee of $3.1 million annually through December 31, 2004 and provides for a fixed fee of $3.0 million annually from January 1, 2005 through December 31, 2007.

The Company participates in multi-employer pension plans sponsored by MEHC. The Company’s contribution to the various plans was $0.4 million and $0.5 million for the three-month periods ended March 31, 2005 and 2004, respectively.

Pursuant to a transaction agreement dated January 29, 2003 (the “TransAlta Transaction Agreement”), Salton Sea Power and CE Turbo began selling available power from the Salton Sea V Project and CE Turbo Project to TransAlta on February 12, 2003, based on percentages of the Dow Jones SP-15 Index. The TransAlta Transaction Agreement shall continue until the earlier of (a) 30 days following a written notice of termination, or (b) any other termination date mutually agreed to by the parties. No such notice of termination has been given by either party. Pursuant to this agreement, sales to TransAlta totaled $3.0 million and $2.1 million during the three-month periods ended March 31, 2005 and 2004, respectively. As of March 31, 2005 and December 31, 2004, accounts receivable balances from TransAlta were $1.7 million and $1.3 million, respectively.

On January 21, 2004, Salton Sea Power and CE Turbo entered into a Green Energy Tag Purchase and Sale Agreement to sell the non-power attributes (the non-power attributes made available by one megawatt hour of generation, a “Green Tag”) associated with up to 931,800 megawatt hours of available generation at the Salton Sea V and CE Turbo Projects through December 31, 2008 to TransAlta Energy Marketing (US) Inc. (“TransAlta Marketing”) at a market price per Green Tag. Pursuant to this agreement, sales to TransAlta Marketing commenced in July 2004 and totaled $0.5 million for the three-month period ended March 31, 2005. As of March 31, 2005 and December 31, 2004, accounts receivable balances from TransAlta Marketing were $0.2 million and $- million, respectively.

Pursuant to November 1, 1998 Amended and Restated Power Sales Agreements, Salton Sea Power and CE Turbo provided CalEnergy Minerals LLC (“CalEnergy Minerals”) with its zinc recovery facility’s (the “Zinc Recovery Project”) electrical energy requirements at the market rates available to them, less wheeling costs. Pursuant to these agreements, sales to CalEnergy Minerals from Salton Sea Power totaled $- million and $0.4 million for the three-month periods ended March 31, 2005 and 2004, respectively. There were no sales to CalEnergy Minerals from CE Turbo for the three-month periods ended March 31, 2005 or 2004. On September 10, 2004, CalEnergy Minerals ceased operations of its Zinc Recovery Project. Accordingly, except for sales during the dismantling and decommissioning phases of the Zinc Recovery Project, no further sales to CalEnergy Minerals are expected. There were no material accounts receivable balances as of March 31, 2005 and December 31, 2004, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of certain significant factors which have affected the financial condition and results of operations of CE Generation, LLC (“CE Generation” or the “Company”), during the periods included in the accompanying financial statements. This discussion should be read in conjunction with the Company’s historical financial statements and the notes to those statements. The Company’s actual results in the future could differ significantly from the historical results.

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

Executive Summary

The following significant events and changes, as discussed in more detail herein, highlight the factors that affect the comparability of our financial results for the three-month periods ended March 31, 2005 and 2004:

•
The redemption by Salton Sea Funding Corporation (“Funding Corporation”) of $136.4 million of its 7.475% Senior Secured Series F Bonds (“Series F Bonds”) on March 1, 2004 and the related collection of the $136.4 million under Funding Corporation’s demand on MidAmerican Energy Holdings Company (“MEHC”).

•
In January 2004, the Saranac Project reduced production and attendant fuel consumption in order to remarket the unused fuel pursuant to a gas remarketing transaction under the Gas Remarketing Agreement between the Saranac Project, its power purchaser and fuel supplier.

The capacity factor for a particular project is determined by dividing the total quantity of electricity sold by the product of the project's capacity and the total hours in the reporting period. At March 31, 2005, the capacity factors for the Company’s facilities commonly known as the Salton Sea I Project, Salton Sea II Project, Salton Sea III Project, Salton Sea IV Project and Salton Sea V Project (collectively, the “Salton Sea Projects”) plants were based on capacity amounts of approximately 10, 20, 50, 40, and 49 net megawatt (“MW”), respectively. At March 31, 2005, the capacity factors for the Company’s geothermal power generation facilities commonly known as the Vulcan Project, Elmore Project, Leathers Project, Del Ranch Project and CE Turbo Project (collectively, the “Partnership Projects” and, together with the Salton Sea Projects, the “Imperial Valley Projects”) plants were based on capacity amounts of approximately 34, 38, 38, 38 and 10 net MW, respectively. At March 31, 2005, the capacity factors for the Company’s natural gas fired power generation facilities commonly known as the Saranac Project, Power Resources Project and Yuma Project (collectively, the “Gas Projects”) were based on capacity amounts of approximately 240, 212 and 50 net MW, respectively. Each plant possesses an operating margin, which allows for production in excess of the amount listed above. Utilization of this operating margin is based upon a variety of factors and can be expected to vary throughout the year under normal operating conditions. The amount of revenues received by these projects is affected by the extent to which they are able to operate and generate electricity. Accordingly, the capacity and capacity factor figures provide information on operating performance that has affected the revenues received by these projects.

The following operating data represents the aggregate capacity and electricity production of the Imperial Valley Projects:

	Three Months
	Ended March 31,
	2005	2004

Overall capacity factor	90.7%	91.1%
Megawatt hour (“MWh”) produced	639,700	649,400
Capacity (net MW) (weighted average)	326.4	326.4
Operating revenue (in millions)	$43.6	$42.0

The decreases in the overall capacity factor and MWh produced in the three-month period ended March 31, 2005 as compared to the same period in 2004 are due to the length of scheduled maintenance outages.

The following operating data represents the aggregate capacity and electricity production of the Gas Projects:

	Three Months
	Ended March 31,
	2005	2004

Overall capacity factor	56.3%	50.2%
MWh produced	610,100	550,400
Capacity (net MW) (weighted average)	502.0	502.0
Operating revenue (in millions)	$62.9	$57.1

The increases in the overall capacity factor and MWh produced in the three-month period ended March 31, 2005, as compared to the same period in 2004, are a result of increased production at the Saranac Project in 2005 due to the January 2004 gas remarketing transaction, partially offset by higher utility curtailment at the Yuma Project in 2005.

Results of Operations for the Three-Month Periods Ended March 31, 2005 and 2004

Operating revenue increased $7.4 million, or 7.5%, to $106.5 million for the three-month period ended March 31, 2005, from $99.1 million for the same period in 2004. The increase was due to Saranac January 2004 gas remarketing transaction, which reduced production in 2004, and higher prices at the Yuma, Saranac and Imperial Valley Projects.

Fuel expense increased $3.7 million, or 18.1%, to $24.1 million for the three-month period ended March 31, 2005, from $20.4 million for the same period in 2004. The increase was due to higher unit costs at the Saranac and Yuma Projects and the increased production at the Saranac Project.

Plant operations decreased $2.8 million, or 8.8%, to $29.1 million for the three-month period ended March 31, 2005, from $31.9 million for the same period in 2004. The decrease was due to less extensive maintenance repairs at the Imperial Valley Projects in 2005.

Depreciation and amortization increased $3.0 million to $23.7 million for the three-month period ended March 31, 2005, from $20.7 million for the same period in 2004. The increase was due to the disposal of certain replaced pipe at the Imperial Valley Projects in 2005 with a remaining net book value of $3.5 million, partially offset by a decrease in depreciation as the result of partial impairment of Power Resources’ long-lived assets in 2004.

Interest expense decreased $1.3 million to $14.5 million for the three-month period ended March 31, 2005, from $15.8 million for the same period in 2004. The decrease is due to lower outstanding debt balances.

The provision for income taxes increased $0.8 million to $2.3 million for the three-month period ended March 31, 2005, from $1.5 million for the same period in 2004. Tax expense increased due to the increase in pre-tax income.

Liquidity and Capital Resources

Each of CE Generation’s direct or indirect subsidiaries is organized as a legal entity separate and apart from CE Generation and its other subsidiaries. Pursuant to separate project financing agreements applicable to the Imperial Valley Projects and the Saranac Project, the assets of each subsidiary with a direct or indirect ownership interest in the Imperial Valley Projects and the Saranac Project are pledged or encumbered to support or otherwise provide the security for their own project or subsidiary debt. It should not be assumed that any asset of any subsidiary of CE Generation will be available to satisfy the obligations of CE Generation or any of its other subsidiaries; provided, however, that unrestricted cash or other assets which are available for distribution may, subject to applicable law and the terms of financing arrangements for such parties, be advanced, loaned, paid as dividends or otherwise distributed or contributed to CE Generation or affiliates thereof. For the purposes of the immediately preceding two sentences, the term “subsidiary” means all of CE Generation’s direct or indirect subsidiaries: (1) owning direct or indirect interests in the Imperial Valley Projects other than Magma Power Company and Salton Sea Power Company; or (2) owning direct interests in the subsidiary that owns interest in the Saranac Project.

CE Generation generated cash flows from operations of $45.2 million for the three-month period ended March 31, 2005 compared with $35.4 million for the same period in 2004. The increase was due to higher net income and timing of working capital uses.

The Imperial Valley Projects' only source of electricity revenue is payments received pursuant to long-term power sales agreements with Southern California Edison (“Edison”), other than Salton Sea V and CE Turbo Project revenues. Because of the Imperial Valley Projects' dependence on Edison, if Edison fails to fulfill its obligations to the Imperial Valley Projects, it could significantly impair the ability of the Imperial Valley Projects to fund operating and maintenance expenses, payments of interest and principal on the debt securities, projected capital expenditures and debt service reserve fund requirements.

Cash flow used in investing activities was $16.7 million for the three-month period ended March 31, 2005 compared with cash flows generated of $123.9 million for the same period in 2004. The change is primarily due to the concurrent payment in 2004 under the MEHC guarantee related to the redemption of a portion of the Series F Bonds, as described below.

Capital expenditures increased to $10.4 million for the three-month period ended March 31, 2005 from $3.7 million for the same period in 2004. Capital expenditures increased in 2005 due to the expansion of the Imperial Valley Project’s landfill in 2005 and increased capital pipe replacement. Forecasted capital expenditures for 2005 are $36 million.  Capital expenditure needs are reviewed regularly by management and may change significantly as a result of such reviews.  CE Generation expects to meet these capital expenditures with cash flows from operations.

Cash flow used in financing activities decreased to $6.4 million for the three-month period ended March 31, 2005 compared with $141.7 million for the same period in 2004. The decrease is primarily due to the 2004 redemption of a portion of the Series F Bonds, as described below.

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

Edison and the California Power Exchange

On July 10, 2003, the Salton Sea IV Project’s 40 MW turbine went out of service due to an uncontrollable force event. Such uncontrollable force event ended, and the Salton Sea IV Project’s turbine returned to service, on September 17, 2003. Edison failed to recognize the uncontrollable force event and, as such, has not paid amounts otherwise due and owing under the Salton Sea IV power purchase agreement totaling $2.5 million. Salton Sea Power Generation, L.P., with Fish Lake Power LLC, owner of the Salton Sea IV Project, served notices of error on Edison for such unpaid amounts. As a result, the Company had established an allowance for doubtful accounts of $1.7 million for capacity payments as of December 31, 2003. In December 2004, as a result of a Settlement Agreement dated December 7, 2004 resolving the dispute, which settlement is contingent upon approval by the California Public Utility Commission, the allowance was released and the associated receivable was written off.

In January 2001, the California Power Exchange declared bankruptcy. As a result, Salton Sea Power L.L.C. (“Salton Sea Power”) and CE Turbo LLC (“CE Turbo”) had not received payment for power sold to El Paso Merchant Energy Company under certain transaction agreements during December 2000 and January 2001 of $3.8 million (the "PX Receivable"). Salton Sea Power and CE Turbo had established an allowance for doubtful accounts for this balance as of December 31, 2003. On September 29, 2004, Salton Sea Power and CE Turbo entered into separate Transfer of Claims Agreements with TransAlta and MEHC (the "Transfer of Claims Agreements"), pursuant to which Salton Sea Power and CE Turbo received an aggregate of $3.7 million in exchange for transferring the rights to receive payment on the PX Receivable to TransAlta and MEHC. As a result of the transaction, Salton Sea Power and CE Turbo wrote-off the PX Receivable and the related allowance for doubtful accounts and recorded a $3.8 million current liability to reflect the collection risk retained under the Transfer of Claims Agreements. Pursuant to the Transfer of Claims Agreements, to the extent that the PX Receivable becomes uncollectible, Salton Sea Power and CE Turbo can be required to pay the PX Receivable, plus interest, to MEHC and TransAlta. The California Power Exchange has not made any payments.

Environmental Liabilities

The Company is subject to numerous legislative and regulatory environmental protection requirements involving air and water pollution, waste management, hazardous chemical use, noise abatement, and land use aesthetics. State and federal environmental laws and regulations currently have, and future modifications may have, the effect of (i) increasing the lead time for the construction of new facilities, (ii) significantly increasing the total cost of new facilities, (iii) requiring modification of the Company’s existing facilities, (iv) increasing the risk of delay on construction projects, (v) increasing the Company’s cost of waste disposal and (vi) reducing the reliability of service provided by the Company and the amount of energy available from the Company’s facilities. Any of such items could have a substantial impact on amounts required to be expended by the Company in the future. Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other social and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediation of sites, other companies’ clean-up experience and data released by the Environmental Protection Agency (“EPA”) or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new circumstances, and are included in the accompanying balance sheets at their undiscounted amounts. As of March 31, 2005 and December 31, 2004, the environmental liabilities recorded on the balance sheet were $2.4 million and $2.7 million, respectively.

On March 10, 2005, the EPA released the final Clean Air Interstate Rule ("CAIR"), calling for reductions of sulfur dioxide and nitrogen oxides emissions (NOx) in the eastern United States through a market-based cap and trade system. The State of New York, where the Saranac Project is located, has been determined by the EPA to significantly contribute to nonattainment of the fine particulate standard in Pennsylvania, New Jersey, Connecticut and Delaware and to nonattainment of the ozone standard in Connecticut, New Jersey and Rhode Island. Under the final CAIR, the first phase reductions of NOx emissions are effective on January 1, 2009, with the second phase reductions effective January 1, 2015. Depending on New York’s implementation of the CAIR, the CAIR emission reduction requirements could impact the Saranac Project. The CAIR could, in whole or in part, be superseded or made more stringent by one of a number of multi-pollutant emission reduction proposals currently under consideration at the federal level as well as possible new federal regulation of carbon dioxide and other gases that may affect global climate change.

Related Party Transactions

Pursuant to an administrative services agreement between MEHC and CE Generation (the “Administrative Services Agreement”), MEHC provides certain administrative and management services to CE Generation. The expense for each of the three-month periods ended March 31, 2005 and 2004 was $0.8 million and is included in plant operations, general and administrative expense. The Administrative Services Agreement between MEHC and CE Generation provided for a fixed fee of $3.1 million annually through December 31, 2004 and provides for a fixed fee of $3.0 million annually from January 1, 2005 through December 31, 2007.

The Company participates in multi-employer pension plans sponsored by MEHC. The Company’s contribution to the various plans was $0.4 million and $0.5 million for the three-month periods ended March 31, 2005 and 2004, respectively.

Pursuant to a transaction agreement dated January 29, 2003 (the “TransAlta Transaction Agreement”), Salton Sea Power LLC (“Salton Sea Power”) and CE Turbo LLC (“CE Turbo”) began selling available power from the Salton Sea V Project and CE Turbo Project to TransAlta USA, Inc. (“TransAlta”) on February 12, 2003, based on percentages of the Dow Jones SP-15 Index. The TransAlta Transaction Agreement shall continue until the earlier of (a) 30 days following a written notice of termination, or (b) any other termination date mutually agreed to by the parties. No such notice of termination has been given by either party. Pursuant to this agreement, sales to TransAlta totaled $3.0 million and $2.1 million during the three-month periods ended March 31, 2005 and 2004, respectively. As of March 31, 2005 and December 31, 2004, accounts receivable balances from TransAlta were $1.7 million and $1.3 million, respectively.

On January 21, 2004, Salton Sea Power and CE Turbo entered into a Green Energy Tag Purchase and Sale Agreement to sell the non-power attributes (the non-power attributes made available by one megawatt hour of generation, a “Green Tag”) associated with up to 931,800 megawatt hours of available generation at the Salton Sea V and CE Turbo Projects through December 31, 2008 to TransAlta Energy Marketing (US) Inc. (“TransAlta Marketing”) at a market price per Green Tag. Pursuant to this agreement, sales to TransAlta Marketing commenced in July 2004 and totaled $0.5 million for the three-month period ended March 31, 2005. As of March 31, 2005 and December 31, 2004, accounts receivable balances from TransAlta Marketing were $0.2 million and $- million, respectively.

Pursuant to November 1, 1998 Amended and Restated Power Sales Agreements, Salton Sea Power and CE Turbo provided CalEnergy Minerals LLC (“CalEnergy Minerals”) with its zinc recovery facility’s (the “Zinc Recovery Project”) electrical energy requirements at the market rates available to them, less wheeling costs. Pursuant to these agreements, sales to CalEnergy Minerals from Salton Sea Power totaled $- million and $0.4 million for the three-month periods ended March 31, 2005 and 2004, respectively. There were no sales to CalEnergy Minerals from CE Turbo for the three-month periods ended March 31, 2005 or 2004. On September 10, 2004, CalEnergy Minerals ceased operations of its Zinc Recovery Project. Accordingly, except for sales during the dismantling and decommissioning phases of the Zinc Recovery Project, no further sales to CalEnergy Minerals are expected. There were no material accounts receivable balances as of March 31, 2005 and December 31, 2004, respectively.

Contractual Obligations and Commercial Commitments

During the three months ended March 31, 2005, there were no material changes in the contractual obligations and commercial commitments from the information provided in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

New Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies that the term conditional asset retirement obligation as used in Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company is required to adopt the provisions of FIN 47 by December 2005. Adoption of FIN 47 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 2 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, impairment of long-lived assets and goodwill, contingent liabilities and income taxes. Actual results could differ from these estimates.

For additional discussion of the Company’s critical accounting policies, see åManagement’s Discussion and Analysis of Financial Condition and Results of Operationsæ included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. There were no material changes to the Company’s critical accounting policies during the three-month period ended March 31, 2005.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

For quantitative and qualitative disclosures about market risk affecting CE Generation, see Item 7A “Qualitative and Quantitative Disclosures About Market Risk” of CE Generation’s Annual Report on Form 10-K for the year ended December 31, 2004. During the three months ended March 31, 2005, there were no material changes to the Company’s market risk.

Item 4.    Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer and chief accounting officer, regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2005. Based on that evaluation, the Company’s management, including the chief executive officer and chief accounting officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no changes during the quarter covered by this report in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

For a description of certain legal proceedings affecting the Company, please review Note 3 to the Interim Financial Statements, “Commitments and Contingencies”.

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

CE Generation, LLC
(Registrant)

Date: May 6, 2005	/s/ Wayne F. Irmiter
Wayne F. Irmiter
Vice President and Controller

EXHIBIT INDEX

Exhibit No.	Description

31.1	Chief Executive Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Accounting Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Accounting Officer’s Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.